Form 10QSB
period 1999-06-30
NATEX CORP/UT
filed 1999-08-20
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-25873
                                             -------

                              NATEX CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

          Utah                                                 84-1431425
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

         48 West 300 South, Suite 2303 North, Salt Lake City, Utah 84101
         ---------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 595-1193
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes      No X
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          1,010,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 1999

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                              NATEX CORPORATION
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                               NATEX CORPORATION
                         (A Development Stage Company)
                                 Balance Sheet

                                           June 30, 1999          December 31,
                                             (Unaudited)                  1998
                                           -------------          ------------
ASSETS
CURRENT ASSETS
     Cash                                  $    54,461            $    65,664
     Receivable   related party                275,000                 44,000
                                           -----------            -----------
       TOTAL CURRENT ASSETS                    329,461                109,664

     Organization costs, net
     of amortization                            27,006                 17,339
     Investment in limited liability
     company, at cost, Less share of loss      137,158                174,096
                                           -----------            -----------
     TOTAL OTHER ASSETS                        164,164                191,435
                                           -----------            -----------
     TOTAL ASSETS                          $   493,625            $   301,099
                                           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Account payable                       $         0            $         0
                                           -----------            -----------
     TOTAL CURRENT LIABILITIES                       0                      0
                                           -----------            -----------
STOCKHOLDERS' EQUITY
     Common stock, $ .001 par value;
     authorized 25,000,000 shares
     Issued and outstanding 1,010,000
     and 600,000 shares in
     1999 and 1998, respectively                 1,010                    600
     Additional paid in capital                638,990                399,400
     (Deficit) accumulated during
     the development stage                    (146,375)               (98,901)
                                           -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                493,625                301,099
                                           -----------            -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   493,625            $   301,099
                                           ===========            ===========



The footnotes hereto are an integral part of these financial statements.

                               NATEX CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             Three and Six  months ended June 30, 1999 and June 30, 1998, and the Period from
               July 9, 1997 (Date of Inception) to June 30, 1999


                       Three months     Three months     Six Months     Six Months     July, 1997
                          ended            ended           ended          ended       (Inception)
                       June 30, 1999    June 30, 1998    June 30, 1999 June 30, 1998 June 30,1999
                        (unaudited)      (Unaudited)      (Unaudited)   (Unaudited)   (unaudited)


REVENUE                 $        0       $         0      $         0     $       0     $      0

Operating expenses
  Office expense             3,967               320            3,967           320        6,923
  Professional fees          2,480                 0            2,480           862        8,277
  Amortization expense         929               310            1,858           938        3,097
  Filing Fees                2,515                 0            2,515         6,480       14,951
  Travel expense                 0             1,301                0         1,301        1,301
  Taxes and licensees           10                10              252            10          262
                         ---------       -----------      -----------     ---------     --------
TOTAL OPERATING EXPENSES     9,901             2,531           11,702         9,911       34,811
                         ---------       -----------      -----------     ---------     --------
OPERATING (LOSS)            (9,901)           (2,531)         (11,072)       (9,911)     (34,811)

Other income and expense
(loss) from partnership    (18,336)           (7,602)         (36,938)      (14,798)    (112,842)
Interest income                178                 0              636             0        1,478
                         ---------       -----------      -----------     ---------     --------
(Loss) before provision
for income taxes           (28,059)          (10,133)         (47,374)      (24,709)    (146,175)

Provision for
income taxes                     0                 0              100           100          200
                         ---------       -----------      -----------     ---------     --------
NET (LOSS)              $  (28,059)      $   (10,133)     $   (47,474)    $ (24,809)   $(146,375)
                         =========       ===========      ===========     =========    =========
NET (LOSS) PER
COMMON SHARE            $   (.0280)      $    (.0253)     $    (.0592)    $  (.0620)   $  (.1826)
                         =========       ===========      ===========     =========    =========
Weighted average
number of common shares  1,000,764           400,000          801,834        400,000     801,834
                         =========       ===========      ===========     ==========    ========


The footnotes hereto are an integral part of these financial statements.

                              NATEX CORPORATION
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
              Six months ended June 30, 1999 and June 30, 1998
                            and the Period from
             July 9, 1997 (Date of Inception) to June 30, 1999


                                 Six months        Six months       July 9, 1997
                                              ended             ended     (inception) to
                                       June 30,1999      June 30,1998       June 30,1999
                                        (unaudited)       (Unaudited)        (unaudited)

                                                                       <C >
CASH FLOW FROM
OPEATING ACTIVITIES
Net (loss)                             $  (47,475)       $  (24,809)       $  (146,375)
Adjustments to reconcile
net (loss) to net cash
provided by operating
activities

Amortization                                1,857               938              3,097
Increase in
organization costs                        (11,524)               --            (30,102)
                                      -----------        ----------        -----------
Net cash (used) by
operating activities                      (57,140)          (23,871)          (173,380)

CASH FLOW FROM
INVESTING ACTIVITIES

Related party loans                      (231,000)              --            (275,000)
Investment in limited
liability company                              --               --            (250,000)
Decrease in investment
in limited liability company               36,938           14,798             112,842
                                      -----------        ---------         -----------
Net cash provided (used)
by investing activities                  (194,062)          14,798            (412,158)

CASH FLOW FROM
FINANCING ACTIVITIES

Proceeds from issuance
of common stock                           240,000               --             640,000
                                      -----------        ---------         -----------
Net cash provided by
financing activities                      240,000               --             640,000
                                      -----------        ---------         -----------
(Decrease) increase in cash               (11,202)          (9,073)             54,462

Cash and cash equivalents
beginning of period                        65,664           86,574                   0
                                      -----------        ---------         -----------
Cash and cash equivalents
end of period                         $    54,462        $  54,462         $    54,462
                                      ===========        =========         ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

Interest paid during
the period                            $        0         $      0          $        0
                                      ----------         --------          ----------
Income taxes paid during
the period                            $      100         $    100          $      200
                                      ----------         --------          ----------

The footnotes hereto are an integral part of these financial statements.

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
              From Inception on July 9, 1997 to June 30, 1999

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization
----------------
The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company is in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which will acquire a license for certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. The Company will, through its investment in a joint venture, be involved in research and development efforts of commercializing the technology.

b.  Basis of Presentation
-------------------------
In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 1999.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believe that the disclosures in these unaudited financial statements are adequate to make the information present for the interim periods not misleading, certain information and footnote information normal included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements included in the Company's annual report to shareholders for the fiscal year ended September 30, 1998.

c.  Investment in Limited Liability Company
-------------------------------------------
The Company will account for its investment in the Limited Liability Company using the equity method of accounting.

d.  Amortization of Organization Costs
--------------------------------------
The Company is amortizing the organization cost over a 60 month period using the straight-line method.

e.  Income Taxes
----------------
The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                             NATEX CORPORATION
                       (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS - (continued)
               From Inception on July 9, 1997 to June 30, 1999

f.  Use of Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.  Cash and Cash Equivalent
----------------------------
For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

h.  Net Income (Loss) Per Common Share
--------------------------------------
Primary earnings (loss) per common share is calculated by dividing net income
(loss) for the period by the weighted average number of the Company's common shares outstanding and dilutive common equivalent shares from stock options and warrants, as calculated using the treasury stock method.
Fully diluted earnings (loss) per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the difference is not material from primary earnings per common share.

i.  New Accounting Pronouncements
---------------------------------
In 1997 the FASB issued SFAS No. 128, Earnings Per Share, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes the new standards will not have a material impact on the Company's financial statements presented herein or in the future.


(2) EXECUTIVE STOCK OPTION PLAN

The Company's president has agreed to perform services on behalf of the Company for no compensation. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. No options have been exercised as of June 30, 1999.


(3) RECEIVABLE - RELATED PARTY

The receivable from related entity is an unsecured non-interest bearing loan which has no repayment terms. Th Company has agreed to loan up to a maximum of $100,000.

The receivable is due from Powerball Technologies, LLC (A Development Stage Company). Natex Corporatin is a 50% owner of Powerball Technologies, LLC.

                             NATEX CORPORATION
                       (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS - (continued)
               From Inception on July 9, 1997 to June 30, 1999

(4) INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. have agreed to form a limited liability company (the "Joint Venture") to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. will assign the Technology License to the Joint Venture, or will sub-license the Technology to the Joint Venture for a 50% ownership interest in the Joint Venture. The Company invested $250,000 in the Joint Venture for a 50% ownership interest in the Limited Liability Company Powerball Technologies, LLC (A Developmental Stage Company). The Company has also agreed to loan up to $100,000 to the Joint Venture if such funds are required for the Joint Venture's operations (See Note 3).


(5) STOCK OFFERING

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000. In April 1999, the Company successfully completed a private placement offering of 400,000 shares of its $.001 par value common stock for $200,000, also in June 1999, the Company exchanged services for 10,000 shares of the its $.001 par value stock of which was valued at $40,000.


(6) INCOME TAXES

At December 31, 1998, the Company has a net operating loss carryforward of approximately $98,900 which will begin to expire in the year 2012.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

State of Readiness
------------------

     The Company has completed a preliminary assessment of its operations. As far as its information technology systems ("IT"), the Company uses newer model desktop PCs in its executive office, and in the JV operation. These PCs are all running commercial software with the patches and updates added as they are available.

     Any non-IT microprocessors used in the JV manufacturing process have already been assessed and changed where necessary. The Company does not utilize any other non-IT systems which could be affected by the Y2K problem.

     The Company has not established any major customers and has not made inquiries to its customers concerning their respective Y2K preparedness. At this time, the Company does not anticipate a significant impact to the Company's business operations.

Costs of Y2K
------------

     The Company has replaced or upgraded its IT systems in the ordinary course of business and therefore cannot attribute specific costs of such upgrades to Y2K. The costs of assessing potential non-IT problems have involved a small amount of evaluation time which has likewise been incorporated into ordinary business costs. There have been no significant hardware costs directly attributable to Y2K.

Risks of Y2K
------------

     The Company does not anticipate that Y2K problems pose substantial risks to its current operations, unless Y2K causes catastrophic systemic failures of the power grid, for instance. The worst case scenario contemplated to date would involve a temporary suspension of the JV's activities while systemic problems are resolved. Any such suspension of operations might have a significant adverse impact on the Company's overall revenues.

Contingency Plans
-----------------

     The Company does not have any contingency plans at this time and does not intend to prepare any such plan because the most critical factors in its worst
case scenario are essentially beyond the Company's control.   The Company
intends to continue its maintenance and upgrades of its internal systems, and will query its major customers, if any such customers develop, concerning their respective states of readiness.

Results of Operations
---------------------

Six Months Ended June 30, 1999 compared with June 30, 1998
----------------------------------------------------------

     Revenues. The Company's expects that initial revenues will be generated primarily through its investment in the JV and those profits, if any that will be derived through the licensing of the JV's technology and/or manufacturing and sale of hydrogen generation systems by the JV. The Company had no revenues for the six month periods ended June 30, 1999 and 1998, respectively, and has had no revenues since July 9, 1997 ("Inception").

     Operating Expenses. For the six month period ended June 30, 1999, the Company had total operating expenses of $11,702, compared to $9,911 for the same period ending June 30, 1998. Total operating expenses from inception through June 30, 1999 have been $34,811.

     Other Expense. Other expense for the six month period ended June 30, 1999 was a net $36,302, of which $36,938 was loss on the Company's investment in the JV, before being offset by $636 of interest income. Other expenses for the six month period ended June 30, 1998 was a net $14,798, of which all was represented by loss on the Company's investment in the JV. The Company's loss on its investment in the JV is $112,842 since the Company's Inception.

     The Company experienced a net loss of $47,474 for the six month period ended June 30, 1999 and a net loss of $24,809 for the six month period ended June 30, 1998. The Company net loss since inception has been $146,375. The basic loss per share for the six month period ended June 30, 1999 was $0.592, based on the weighted average number of shares outstanding of 801,834 shares, compared to $0.062 based on weighted average number of shares outstanding of 400,000 at June 30, 1998. The basic loss per share since Inception has been $0.1826, based on the weighted average number of shares outstanding of 801,834.

Liquidity and Capital Resources
-------------------------------

    In connection with the Company's organization the founding shareholders acquired 200,000 shares of the Company's common stock for $40,000 cash. Thereafter, in December 1997, the Company completed a public offering of 400,000 shares of common stock at a price of $1.00 per share for aggregate offering proceeds of $400,000.

     The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in the JV; the loan of additional working capital to JV, and for the continued development activities of the Company.

     In December 1997, the Company entered into the JV with Powerball Industries wherein the Company contributed $250,000 cash. In addition to the original $250,000 capital contribution to the JV made by the Company, the Company has agreed to loan additional capital to the JV, up to $100,000, for the purpose of (i) further development of the Technology; (ii) construction of the Plant; (iii) the manufacture of Tanks; (iv) demonstrate the commercial viability of the Technology; (v) develop commercial markets for the Technology; and(vi) meet the JV's ongoing working capital requirements. Because of the JV's additional working capital needs, the Company has agreed to loan additional monies to the JV under the same terms as the initial $100,000. As of June 30, 1999, the Company had loan the JV an aggregate of $275,000. The additional funds loaned to the JV by the Company were obtained through the private placement of the Company's common stock Company during the reporting period for aggregate proceeds of $200,000.

     At June 30, 1999, the Company had current assets of $109,664 and no current liabilities for working capital of $329,461, consisting of cash of $54,461 and receivables from the JV of $275,000. At June 30, 1999, the Company had other assets of $164,164, consisting of the Company's investment in the JV. At June 30, 1999, the Company had no liabilities and a working capital surplus of $329,461.

     Cash used in operations for the six month period ended June 30, 1999 was $(57,140) compared to and $(23,871) for the same period ended June 30, 1998. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

    In connection with the expenditures of the JV, all major financial decisions of the JV, including the expenditure of $5,000 or more, must be approved by both of the managers. The managers determine whether any distributions of cash will be made to the owners. Cash distributions will not be made until and unless the JV operates at a profit and thereafter, only if the managers jointly agree to such distributions. It is not anticipated that cash distributions will be made to the owners in the foreseeable future. If the JV generates profits, of which there can be no assurance, it is likely that most of such profits will be retained by the JV to fund additional research and development, to fund additional marketing efforts, to acquire additional inventory and for working capital.

     The Company anticipate that within the next year additional funds will also be needed to allow the JV to enter into other markets for hydrogen technology. Future funding may involve the sale of additional ownership interests in the JV. In such event, the percentage ownership interests of the Company and Powerball Industries in the JV will be reduced. There can be no assurance that any additional required funding will be available to the JV.

     Subsequent to June 30, 1999, the JV entered into a letter of understanding with an unrelated third party to license the manufacturing and marketing of pelletized hydride, hydrogen generating systems (the "Licensed System"). The license agreement specifically limits the Licensed System to systems integrated and in conjunction with electric generated fuel cell systems. The license further is limited to exclude proton exchange membrane based fuel cell electric generating systems for any applications sold to General Motors, Daimler Chrysler, Ford Motor Company, Toyota, Nissan, Honda, Ballard or any of their subsidiaries or affiliates. In connection with the license the JV is to receive $1,000,000 through periodic installments paid on or before February 1, 2000. The JV received a $25,000 down payment towards to license fee on execution of the letter of understanding. The Company is of the belief that the proposed license arrangement will provide sufficient working capital to fund the JV and to allow for the repayment of funds advanced by the Company to the JV, which at June 30, 1999,totaled $275,000.
It is possible that the license fees received by the JV as a result of the agreement may allow for cash distributions to the Company. The managers of the JV have indicated their intent to utilize profits to fund additional research and development efforts of the JV, therefore, if the JV generates profits, of which there can be no assurance, it is likely that most of such profits will be retained by the JV to fund additional research and development, marketing efforts, and for working capital.

     It is expected that during the next year the primary expenditure of the JV will relate to the operation of the Plant and the general overhead related thereto. Now that the Plant is completed, the Company does not expect that it will need to advance any additional funds to the JV and will only experience the costs associated with the office expenses, and professional and related fees associated with its ongoing reporting obligations, which for the six month period ended June 30, 1999 were $11,702. The Company expects such expenses to be consistent for the balance of its fiscal year. The Company believes it has sufficient working capital to meet its ongoing expenses for the next twelve months should it not receive any repayments for loans made to the JV or other cash distributions from the JV.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATEX CORPORATION
                                      [Registrant]

Dated: August 20, 1999                By/S/Robert K. Ipson, President,
                                      and Director