Form 10QSB/A
period 1999-06-30
NATEX CORP/UT
filed 1999-09-23
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB/A


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


(3) RECEIVABLE - RELATED PARTY

The receivable from related entity is an unsecured non-interest bearing loan which has no repayment terms. The receivable is due from Powerball Technologies, LLC (a Development Stage Company). The Company is a 50% owner of
Powerball Technologies, LLC.   The Company initially agreed to loan a maximum
of $100,000 to Powerball Technologies, LLC, to meet working capital needs, and subsequently agreed to loan additional monies on the same terms.

                             NATEX CORPORATION
                       (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS - (continued)
               From Inception on July 9, 1997 to June 30, 1999

(4) INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. have agreed to form a limited liability company (the "Joint Venture") to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. will assign the Technology License to the Joint Venture, or will sub-license the Technology to the Joint Venture for a 50% ownership interest in the Joint Venture. The Company invested $250,000 in the Joint Venture for a 50% ownership interest in the Limited Liability Company Powerball Technologies, LLC (A Developmental Stage Company). The Company has also agreed to loan up to $100,000 to the Joint Venture if such funds are required for the Joint Venture's operations and subsequently agreed to loan additional funds to the JV to meet its working capital needs (See Note 3).


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

Results of Operations
---------------------

Six Months Ended June 30, 1999 compared with June 30, 1998
----------------------------------------------------------

     Revenues. The Company's expects that initial revenues will be generated primarily through its investment in the JV and those profits, if any that will be derived through the licensing of the JV's technology and/or manufacturing and sale of hydrogen generation systems by the JV. In this regard, the Company may receive a distribution of any profits derived by the JV based on its 50% owership in the JV. (See "Liquidity and Capital Resources" under this Item below.) The Company had no revenues for the six month periods ended June 30, 1999 and 1998, respectively, and has had no revenues since July 9, 1997 ("Inception").

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

     Subsequent to June 30, 1999, the JV entered into a letter of understanding with an unrelated third party to license the manufacturing and marketing of pelletized hydride, hydrogen generating systems (the "Licensed System"). The purpose of the letter of understanding was to set forth the principal terms to be incorporated into a more definitive license agreement relating to the license. The definitive license agreement would specifically limit the Licensed System to systems integrated and in conjunction with electric generated fuel cell systems. The definitive license would exclude proton exchange membrane based fuel cell electric generating systems for any applications sold to General Motors, Daimler Chrysler, Ford Motor Company, Toyota, Nissan, Honda, Ballard or any of their subsidiaries or affiliates. In connection with the proposed license the JV is to receive $1,000,000 through periodic installments paid on or before February 1, 2000. The JV received a $25,000 down payment towards to license fee on execution of the letter of understanding. The second installment due under the letter of understanding was not paid by the due date and the proposed license relationship was terminated. Both management of the JV and the proposed licensee have orally agreed that the $25,000 down payment is non-refundable.


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

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATEX CORPORATION
                                      [Registrant]

Dated: September 22, 1999             By/S/Robert K. Ipson, President,
                                      and Director