Form 10QSB
period 1999-09-30
NATEX CORP
filed 1999-10-29
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 1999

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          1,260,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 1999

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

                               NATEX CORPORATION
                         (A Development Stage Company)
                                 Balance Sheet

                                           September 30,          December 31,
                                               1999                   1998
                                           -------------          ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                  $   117,399            $    65,664
     Receivable   related party                305,000                 44,000
                                           -----------            -----------
       TOTAL CURRENT ASSETS                    422,399                109,664
                                           -----------            -----------
     Organization costs, net
     of amortization                            25,502                 17,339
     Investment in limited liability
     company, at cost, Less share of loss      129,274                174,096
                                           -----------            -----------
     TOTAL OTHER ASSETS                        154,776                191,435
                                           -----------            -----------
     TOTAL ASSETS                          $   577,175            $   301,099
                                           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Account payable                       $         0            $         0
                                           -----------            -----------
     TOTAL CURRENT LIABILITIES                       0                      0
                                           -----------            -----------
STOCKHOLDERS' EQUITY
     Common stock, $ .001 par value;
     authorized 25,000,000 shares
     Issued and outstanding 1,260,000
     and 600,000 shares in
     1999 and 1998, respectively                 1,260                    600
     Additional paid in capital                813,740                399,400
     (Deficit) accumulated during
     the development stage                    (237,825)               (98,901)
                                           -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                577,175                301,099
                                           -----------            -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   577,175            $   301,099
                                           ===========            ===========


The footnotes hereto are an integral part of these financial statements.

                               NATEX CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             Three and Nine Months ended September 30, 1999 and 1998,
                              and the Period from
              July 9, 1997 (Date of Inception) to September 30, 1999


                       Three months     Three months     Nine Months   Nine Months     July, 1997
                          ended            ended           ended          ended       (Inception)
                       Sept 30, 1999    Sept 30, 1998    Sept 30, 1999 Sept 30, 1998 Sept 30,1999
                        (unaudited)      (Unaudited)      (Unaudited)   (Unaudited)   (unaudited)

REVENUE                 $        0       $         0      $         0     $       0     $      0

Operating expenses
  Compensation expense      75,000                 0           75,000             0       75,000
  Office expense             1,198                 0            5,165           320        8,121
  Professional fees          6,197             2,375            8,677         3,597       14,474
  Amortization expense       1,503                 0            3,361           938        4,600
  Filing Fees                    0                 0            2,515         6,480       14,951
  Travel expense                 0                 0                0         1,301        1,301
  Taxes and licensees            0                 0              252            10          262
                         ---------       -----------      -----------     ---------     --------
TOTAL OPERATING EXPENSES    83,989             2,735           94,970        12,646      118,709
                         ---------       -----------      -----------     ---------     --------
OPERATING (LOSS)           (83,989)           (2,735)         (94,970)      (12,646)    (118,709)

Other income and expense
(loss) from partnership     (7,884)          (16,583)         (44,822)      (31,381)    (120,726)
Interest income                332               235              968           235        1,810
                         ---------       -----------      -----------     ---------     --------
(Loss) before provision
for income taxes           (91,450)          (19,083)        (138,824)      (43,792)    (237,625)

Provision for
income taxes                     0                 0              100           100          200
                         ---------       -----------      -----------     ---------     --------
NET (LOSS)              $  (91,450)      $   (10,083)     $  (138,924)    $ (43,892)   $(237,875)
                         =========       ===========      ===========     =========    =========
NET (LOSS) PER
COMMON SHARE            $   (.0774)      $    (.0318)     $    (.1527)    $  (.0732)   $  (.3155)
                         =========       ===========      ===========     =========    =========
Weighted average
number of common shares  1,181,957           600,000          909,963        600,000     753,719
                         =========       ===========      ===========     ==========    ========





The footnotes hereto are an integral part of these financial statements.

                              NATEX CORPORATION
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                Nine Months ended September 30, 1999 and 1998
                            and the Period from
           July 9, 1997 (Date of Inception) to September 30, 1999


                                Nine Months      Nine Months       July 9, 1997
                                           ended             ended        (inception) to
                                       June 30,1999      June 30,1998       June 30,1999
                                       ------------      ------------     --------------
                                        (unaudited)       (Unaudited)        (unaudited)
                                                                       <C >
CASH FLOW FROM
OPEATING ACTIVITIES
Net (loss)                             $ (138,924)       $  (43,892)       $  (237,825)
Adjustments to reconcile
net (loss) to net cash
provided by operating
activities

Amortization                                3,361               938              4,600
Increase in
organization costs                        (11,524)                0            (30,102)
                                      -----------        ----------        -----------
Net cash (used) by
operating activities                     (147,087)          (42,954)          (263,327)

CASH FLOW FROM
INVESTING ACTIVITIES

Related party loans                      (261,000)              --            (305,000)
Investment in limited
liability company                              --               --            (250,000)
Decrease in investment
in limited liability company               44,822           31,381             120,726
                                      -----------        ---------         -----------
Net cash provided (used)
by investing activities                  (216,178)          31,381            (434,274)

CASH FLOW FROM
FINANCING ACTIVITIES

Common stock issued for services           75,000                0              75,000
Proceeds from issuance
of common stock                           340,000                0             740,000
                                      -----------        ---------         -----------
Net cash provided by
financing activities                      415,000               --             815,000
                                      -----------        ---------         -----------
Increase (decrease) in cash                51,735          (11,573)            117,399

Cash and cash equivalents
beginning of period                        65,664           86,574                   0
                                      -----------        ---------         -----------
Cash and cash equivalents
end of period                         $   117,399        $  75,001         $   117,399
                                      ===========        =========         ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

Interest paid during
the period                            $        0         $      0          $        0
                                      ----------         --------          ----------
Income taxes paid during
the period                            $      100         $    100          $      200
                                      ----------         --------          ----------

   The footnotes hereto are an integral part of these financial statements.

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
           From Inception on July 9, 1997 to September 30, 1999

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

c.  Amortization of Organization Costs
--------------------------------------
The Company is amortizing the organization cost over a 60 month period using the straight-line method.

d.  Income Taxes
----------------
The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

e.  Use of Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f.  Cash and Cash Equivalent
----------------------------
For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

g.  Net Income (Loss) Per Common Share
--------------------------------------
Primary earnings (loss) per common share is calculated by dividing net income
(loss) for the period by the weighted average number of the Company's common shares outstanding and dilutive common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
           From Inception on July 9, 1997 to September 30, 1999

(g)   Net Income (Loss) Per Common Share (Continued)

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

(2) EXECUTIVE STOCK OPTION PLAN

The Company's president has agreed to perform services on behalf of the Company for no compensation through December 31, 1998. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. No options have been exercised as of September 30, 1999.

(3) RECEIVABLE - RELATED PARTY

The receivable from related entity is an unsecured non-interest bearing loan which has no repayment terms. The Company has agreed to loan up to a maximum of $500,000.

The receivable is due from Powerball Technologies, LLC (A Development Stage Company). Natex Corporatin is a 50% owner of Powerball Technologies, LLC.

(4) INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. have agreed to form a limited liability company (the "Joint Venture") to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. will assign the Technology License to the Joint Venture, or will sub-license the Technology to the Joint Venture for a 50% ownership interest in the Joint Venture. The Company invested $250,000 in the Joint Venture for a 50% ownership interest in the Limited Liability Company Powerball Technologies, LLC (A Developmental Stage Company). The Company has also agreed to loan up to $500,000 to the Joint Venture if such funds are required for the Joint Venture's operations (See Note 3).

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
           From Inception on July 9, 1997 to September 30, 1999



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

Results of Operations
---------------------

Nine Months Ended September 30, 1999 compared with September 30, 1998
---------------------------------------------------------------------

     Revenues. The Company's expects that initial revenues will be generated primarily through its investment in the JV and those profits, if any that will be derived through the licensing of the JV's technology and/or manufacturing and sale of hydrogen generation systems by the JV. The Company had no revenues for the nine month periods ended September 30, 1999 and 1998, respectively, and has had no revenues since July 9, 1997 ("Inception").

     Operating Expenses. For the nine month period ended September 30, 1999, the Company had total operating expenses of $94,970, compared to $12,646 for the same period ending September 30, 1998. The increase in operating expenses is attributable to a $75,000 compensation expense during the period. This amount represents the value of the securities issued to Mr. Ipson for services provided the Company from January 1, 1999 to December 31, 1999. Total operating expenses from inception through September 30, 1999 have been $118,709.

     Other Expense. Other expense for the nine month period ended September 30, 1999 was a net $43,854, of which $44,822 was loss on the Company's investment in the JV, before being offset by $968 of interest income. Other expenses for the nine month period ended September 30, 1998 was a net $31,146, of which all was represented by loss on the Company's investment in the JV, less $235 in interest income. The Company's loss on its investment in the JV is $120,726 since the Company's Inception.

     The Company experienced a net loss of $138,924 for the nine month period ended September 30, 1999 and a net loss of $43,892 for the nine month period ended September 30, 1998. The Company net loss since inception has been $237,875. The basic loss per share for the nine month period ended September 30, 1999 was $0.1527, based on the weighted average number of shares outstanding of 909,963 shares, compared to $0.0732 based on weighted average number of shares outstanding of 600,000 at September 30, 1998. The basic loss per share since Inception has been $0.3155, based on the weighted average number of shares outstanding of 753,719.

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

     In December 1997, the Company entered into the JV with Powerball Industries wherein the Company contributed $250,000 cash. In addition to the original $250,000 capital contribution to the JV made by the Company, the Company has agreed to loan additional capital to the JV, up to $500,000, for the purpose of (i) further development of the Technology; (ii) construction of the Plant; (iii) the manufacture of Tanks; (iv) demonstrate the commercial viability of the Technology; (v) develop commercial markets for the Technology; and(vi) meet the JV's ongoing working capital requirements. Because of the JV's additional working capital needs, the Company has agreed to loan additional monies to the JV under the same terms as the initial $100,000. As of September 30, 1999, the Company had loan the JV an aggregate of $305,000. The additional funds loaned to the JV by the Company were obtained through the private placement of the Company's common stock Company during the reporting period for aggregate proceeds of $200,000.

     At September 30, 1999, the Company had current assets of $422,399 and no current liabilities for working capital of $422,399, consisting of cash of $117,399 and receivables from the JV of $305,000. At September 30, 1999, the Company had other assets of $154,776, consisting almost entirely of the Company's investment in the JV. At September 30, 1999, the Company had no liabilities and a working capital surplus of $422,399.

     Cash used in operations for the nine month period ended September 30, 1999 was $(147,087) compared to and $(42,954) for the same period ended September 30, 1998. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

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

     It is expected that during the next year the primary expenditure of the JV will relate to the operation of the Plant and the general overhead related thereto. Now that the Plant is completed, the Company does not expect that it will need to advance any additional funds to the JV and will only experience the costs associated with the office expenses, and professional and related fees associated with its ongoing reporting obligations, which for the nine month period ended September 30, 1999 were $13,842. The Company expects such expenses to be consistent for the balance of its fiscal year. The Company believes it has sufficient working capital to meet its ongoing expenses for the next twelve months should it not receive any repayments for loans made to the JV or other cash distributions from the JV.

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

                                      NATEX CORPORATION
                                      [Registrant]

Dated: October 29, 1999               By/S/Robert K. Ipson, President,
                                      and Director