Form 10KSB
period 1999-12-31
NATEX CORP
filed 2000-03-30
CIK 1048237

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-25873
                                            ----------
                        NATEX CORPORATION
                    --------------------------
        (Exact name of registrant as specified in charter)

           Utah                                  84-1431425
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

48 West 300 South, Suite 2303 North, Salt Lake City, Utah    84101
---------------------------------------------------------  ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (801) 595-1193
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $ 0
                                                            --------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at March 23, 2000, of $12.625 per share, the market value of shares held by nonaffiliates would be $11,945,775.

     As of March 23, 2000, the Registrant had 1,469,000 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.

                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
History and Organization
------------------------

     Natex Corporation (hereinafter the "Company" or "Registrant") was incorporated on July 9, 1997 under the laws of the State of Utah for the purpose of raising capital to invest in a joint venture with Powerball Industries, Inc., a Utah corporation ("PIC"). PIC's principal shareholder is Jed Checketts ("Checketts")and is the licensee of certain Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen (the "Technology"). Checketts is the inventor of the Technology and licensed the Technology (the "License")to PIC in exchange for a royalty. In December, 1997, the Company and PIC formed a joint venture named Powerball Technologies, LLC (the "JV").

     The JV is managed by a two person management committee consisting of one person designated as a manager by the Company (Robert Ipson) and one person designated as a manager by PIC (Checketts).

     PIC and the Company, as the owners of the Joint Venture, have entered into an Operating Agreement which governs their respective rights and which sets forth their agreement as to various issues such as management, meetings, voting, tax matters, termination and transfer of interests. The Operating Agreement provides that neither owner may assign or transfer his or its ownership in the Joint Venture unless the other owner consents to such transfer.

     On February 11, 2000, the Company signed a Letter of Understanding with PIC for a proposed merger in which the Company would acquire all the issued and outstanding shares of PIC in exchange for 1,500,000 shares of the Company's common stock. The terms of the letter require Checketts to assign all his rights and title to the Technology to PIC prior to the merger. The Technology would become the property of the Company following the merger, subject to a royalty payment to Checketts based on the gross sales of the JV. Checketts would be appointed President of the Company following the merger, and the Company's name would be changed to Powerball International, Inc. The merger is subject to the completion of financial statements and other due diligence, the completion of definitive agreements, and approval by the Company's shareholders. The Company expects to be able to provide its shareholders with complete information regarding the proposed transaction on or before April 30, 2000.

Use of Hydrogen and the Technology in General
---------------------------------------------

     Currently hydrogen is mainly utilized as a chemical component for industrial uses. In addition, the market for hydrogen gas as a fuel source has increased as a result of many factors, including environmental concerns related to cost and environmental concerns surrounding the use of fossil fuels, increased research and development of alternative fuel sources in general, and the development of hydrogen fuel cells. The Technology, as it has currently been developed, and continues to be developed, is an attempt to provide an efficient, cost effective and safe method of producing hydrogen gas for commercial and industrial use.

     There are essentially three ways of providing a hydrogen supply: (i) storing compressed hydrogen gas in a storage device until needed; (ii) storing liquid hydrogen gas in a storage device until needed; and (iii) producing hydrogen on demand from water or hydrocarbon fuels as the hydrogen gas is needed. Compressed gas and liquid hydrogen storage methods of creating a hydrogen supply can be expensive and can create health and safety problems. Hydrogen stored as hydrogen gas or in liquid gas storage systems must be stored under extreme pressure and can be dangerous. The costs of transporting and storing compressed hydrogen gas and hydrogen liquids until needed, are significant. Hydrogen delivery tanker trucks are expensive and have limited capacity for transporting hydrogen in comparison to their weight and cost. In order for a hydrogen customer to obtain a bulk shipment of either hydrogen gas or liquid hydrogen, it must expend a significant amount of money to construct a hydrogen storage facility on site.

      The JV's approach to supplying hydrogen to users will be to eliminate the costs and risks of transporting and storing a bulk supply of hydrogen in either a compressed gas or liquid form by producing hydrogen on site as needed. The JV expects to be able to demonstrate that the Technology can produce hydrogen gas on an as needed basis by the user (i.e., "Hydrogen On Demand") in a manner that management believes will be safer and more cost effective than existing methods.

The Hydrogen Generation System
---------------------------

     The Technology relates to the production of hydrogen gas in a Hydrogen Generation System. The Hydrogen Generation System is designed to produce hydrogen gas as needed to be used for whatever purpose it was intended. The hydrogen is produced in the Hydrogen Generation System through a chemical reaction of sodium hydride with water. Key components of the Hydrogen Generation System include a tank called a Hydrogen on Demand Generator (the "Tank") and fuel pellets which are made of sodium hydride (the "Powerballs"). Each Powerball is a sodium hydride sphere which is approximately 1.2 inches in diameter, covered by a polyethylene cover.

     The Hydrogen Generation System generally works as follows: ordinary water and Powerballs are deposited into the Tank. After being deposited into the Tank, the Powerballs remain inert or inactive and do not produce hydrogen until needed. Another key component of the Hydrogen Generation System is a cutting device which, when activated, cuts the Powerball in half, exposing it to the water contained in the Tank. When hydrogen is needed by the user, the
Powerball is inserted into the cutting device and cut or opened.   After being
opened, the sodium hydride core of the Powerball is exposed directly to the water and reacts with the water to produce hydrogen gas. The Tank's metering system can detect when additional hydrogen is required, and when required, another Powerball moves in to the cutting device, and the process of creating hydrogen is repeated.

     As hydrogen is used from the Tank, the mechanism removes Powerballs stored in the Tank and cuts them one at a time to produce additional hydrogen. The process can continue until the last Powerball in the Tank is used. The polyethylene skins that cover the Powerballs remain in the Tank during the operation. When all the Powerballs have been utilized, the polyethelene skins must be removed. After a Tank is emptied, it can immediately be refilled with water and new Powerballs. The used polyethylene skins may be recycled into new Powerballs.

     The Hydrogen Generation System is completely operational. It is shipped in three separate wooden crates and can be quickly assembled by the purchaser. It contains a hydraulic control system and an electronic control system and automatically produces hydrogen by slicing pellets in half inside the Tank.

     A second generation Hydrogen Generation System has been developed which is similar to the original. The Tank holds 600 Powerballs, can produce 2280 liters of hydrogen gas on demand between refills, and is easier to refill than the previous systems. The old Tank weighed 139 pounds and the new Tank weighs 52 pounds. The new system is more reliable, easier to manufacture and is able to produce hydrogen at a faster rate.

     The management of PIC believes that the Technology is a safe and easy method of producing hydrogen which can be commercially viable.
The Technology was developed to provide incremental, isolated production and use of hydrogen fuel thereby providing the user with a consistent an economically viable power supply.

Supplies
--------

     The sodium hydride that is used in the manufacturing of the Powerballs has been readily available, and it is anticipated that it will continue to be readily available. The JV purchases sodium hydroxide and converts it to the necessary sodium hydride. The cost of sodium hydroxide depends upon the quantity in which it is purchased. The JV has been able to obtain sodium hydroxide at a cost of approximately $50 per ton, which represents an almost negligible cost in terms of the manufacturing process.

     The polyethelene used to coat the Powerballs is likewise readily available from a variety of sources at negligible cost, and the components of the hydrogen tanks are standard off-the-shelf parts also available from numerous suppliers. The total manufacturing costs of the parts needed to produce the hydrogen generation system represent approximately 75% of the suggested retail price for the completed system.

     Because of the ready availability of all the supplies and components, the Company has not restricted itself to any particular suppliers, although it may seek to establish such relationships if production demands increase substantially.

     The managers of the JV believe that the economics of producing hydrogen through the Technology will be dependent upon many factors including the purchase price of sodium hydride and the price of hydrogen as supplied by alternative suppliers.

Potential Products
------------------

     If the JV is able to demonstrate that the Technology will permit the cost effective and safe production of hydrogen, the JV intends to manufacture, or have manufactured, and ultimately market, three products:

     Splitting Mechanisms   These are the mechanisms installed in the Tanks
which are used to split the Powerballs, one at a time, as needed to generate hydrogen.

     Tanks    The Tank is a stand alone hydrogen generator where the hydrogen is actually produced. The JV has already manufactured 5 Tanks with the funds invested in the JV by the Company. The Tank is constructed of lightweight and strong Kevlar composite material. Steel, stainless steel and other materials can also be used to construct the Tank. The end caps are mounted securely using stainless steel tie rods. High density polyethylene is used for the end cap material along with special strengthening ribs. The pneumatic/hydraulic combination cylinder used to power the Splitting Mechanism is precision machined from honed cylinder material and is rated for 5 million cycles. The blade is made of a special stainless alloy designed to resist corrosion and remain sharp for millions of cycles. Pressure sensing mechanisms, valves, fittings, and static pressure refill ports are made of stainless steel or specially coated brass designed to resist NaOH corrosion. Each has been equipped with a pressure gauge, pressure relief valve and a regulator which converts pressure.

      If the JV is successful in obtaining market acceptance of the Technology and the products derived therefrom, it intends to market Tanks to various users including Original Equipment Manufacturer's ("OEM's"), such as electronics manufacturers, experimental fuel cell vehicle manufacturers and power plants. Inasmuch as the Tanks have not been manufactured by the JV on a mass basis, the cost of manufacturing the Tanks and the willingness of users to pay a particular price for the Tanks has not been determined with certainty at this time.

     Powerballs    The Powerballs are polyethylene coated pellets of sodium
hydride. The components of the Powerballs are readily available from a variety of sources. Initially, the JV will not market Powerballs as a separate product, but will use Powerballs in connection with the generation of hydrogen to be sold to purchasers of hydrogen gas. If initial marketing efforts are successful, the JV will attempt to market Powerballs with its Tanks.

     Powerballs are small solid balls or pellets (1.2 inches in diameter) of sodium hydride that are coated with a waterproof plastic coating or skin. Powerballs are stored directly in water. They can remain in water for months with little or no change to the coatings. When a Powerball is cut in half under water, the sodium hydride inside reacts with the water to produce hydrogen. A Powerball will react to completion in approximately 10 seconds.

     The Splitting Mechanism, Tanks, and Powerballs will initially be manufactured by the JV. Necessary components will be supplied by a variety of outside contractors and suppliers, including fabrication, machining, laser cutting, vending suppliers, chemical, etc.

     Deposits and/or orders have been received by the Joint Venture for the new Tanks from a variety of companies in the United States and abroad, including the following: Vance Mathews in Idaho (1), Technitrace in Utah (5), Patrick Flanagan in Arizona (2), Optimox Corporation in California (1), Zevco in the United Kingdom (2), Moonjo Jung in South Korea (1), Axel Schodel in Germany (1), the Marcelo Group in Australia (1), and Envirotech in Japan (1). An old style Tank has been sold to Warsitz Enterprises, and a new Tank has been sold to Aselan, Inc. in Turkey. The Company intends to offer the new Tanks for general sale at a price of $2,000.

Recycling Plant
---------------

     An important aspect of the JV's initial plan is the development of a Powerball Recycling Plant (the "Plant"). The Plant will be used to recycle the polyethylene Powerball shells and the spent sodium hydroxide solution

(NaOH). An additional benefit of the Plant will be that sodium may be recovered from the spent sodium hydroxide solution on what management believes may be a commercially viable basis for resale to industrial and commercial users.

     In order to generate hydrogen on a cost effective basis using the Technology, there must be an economical source of Powerballs. After the Powerballs are split in the Tanks, there remain the polyethylene shells and other components of the sodium hydride pellets. The costs of generating hydrogen using the Technology will be reduced if these remains are recycled.

     The Plant constructed by the Joint Venture is designed to be a proto type plant. The operation of the Plant may involve additional research and development efforts and continuing operations will likely require fine tuning after it is successfully placed in operation.

     As currently constructed, the Recycling Plant consists of a variety of components including two hydroxide water evaporators, a furnace, heat exchangers, a sodium reactor and various control systems. The Recycling Plant currently requires approximately 2,000 square feet of floor space. As of February 1999, engineering plans for the Plant were completed which allowed it to be built in the existing facility currently leased by the JV. The Plant was constructed by the JV under the direction of Checketts.

     In March 1999, the Joint Venture entered into a construction contract with KHI Engineering, Inc., a Utah engineering and construction corporation ("KHI"), to design, procure all equipment and materials, and construct the Plant for a total price of $250,000. At the date of this filing, construction has been completed and the final occupancy permit has been received. The tuning and testing process for the Plant has begun. The Company expects the Plant to be fully operational in the near future.

Initial Marketing Plan
----------------------

     The JV will initially direct its marketing efforts to the industrial hydrogen users market, such as peanut butter manufacturers and cooking oil manufacturers. There are currently four standard methods for providing hydrogen to industrial users: (1) hydrogen liquefaction; (2) compressed hydrogen gas; (3) on site reformation from natural gas; and (4) by-product hydrogen produced from nearby chemical plants.

     The Technology is not expected to be competitive as an alternative to hydrogen produced from on-site reformation or as a by-product from chemical plants. The business plan of the JV is to attempt to demonstrate that the Technology is a viable commercial alternative for either the bulk shipment of liquid hydrogen or the bulk shipment of compressed hydrogen gas. The JV will also attempt to market hydrogen and its hydrogen generating products to oil refineries, power plants and welding operations as part of its initial marketing efforts.

     The long-term business plan of the JV is to manufacture and market hydrogen generation products (i.e., Tanks, Powerballs and Plants). However, due to the limited capital available to the Joint Venture, management intends to attempt to prove the commercial viability of the Technology by generating and selling hydrogen generated from the JV's products and Technology to a limited number of industrial users. However, there can be no assurance that the JV will be able to produce and market hydrogen for a price which is less than prices charged by other hydrogen producers.

     A projected area of growth in the hydrogen market is as a fuel source in
proton exchange membrane (PEM) fuel cells.   The hydrogen combines with oxygen
in the fuel cells to produce electricity. General Motors, Ford, Chrysler, Daimler-Benz, BMW, Volkswagen, Volvo, Renault, Peugeot, Siemens, Toyota, Honda, Toshiba, Mitsubishi, Fuji, and Sanyo all have fuel cell development programs in an attempt to develop and market hydrogen powered automobiles.
Fuel cells can be used for many other purposes.   Without hydrogen, fuel cells
cannot function. A fuel cell works by reacting hydrogen gas with oxygen to produce water.

     As a result of the increase in fuel cell research and development activities, the demand for hydrogen required in the fuel cell industry is expected to increase significantly. In addition to the demand for hydrogen in the developing fuel cell industry, the non-fuel cell industrial market for hydrogen has continued to expand.

     The business plan of the JV is to ultimately provide hydrogen generating products or technology for a variety of uses. As of this date no specific marketing plan for uses has been developed. It is anticipated that a long-term marketing plan will be developed when there has been sufficient acceptance of the Technology and the economics of the Technology, in the market.

     No formal marketing studies have been conducted relating to the production of hydrogen through the Technology. As stated above, a detailed, long-term marketing plan has not been developed. The initial marketing efforts will be directed to trade shows and by direct marketing to end users or OEM's. As the Technology is further refined and accepted in the market as a commercially viable alternative to hydrogen generation, the JV will develop a long-term marketing plan.

Research and Development
------------------------

     The Company has not incurred and does not expect to incur any research and development costs. Research and development costs incurred by the JV may be expensed against revenues derived by the JV before any distributions are made to the Company. Initially, much of the research and development efforts of the JV have related to the construction and fine tuning of the Plant. At such time as the Technology has found commercial acceptance in initial marketing areas, the JV will attempt to obtain additional capital with which to develop other commercial uses of the Technology.

     Since inception, the Company has invested $250,000, representing its initial investment, and an additional $472,000, representing loans made by the Company to the JV towards completion of the Plant. To date, almost none of the costs for research and development incurred by the JV have been passed directly to customers. However, the costs of past development and future improvements and changes to the technology will be incorporated into the price of the products sold by the JV as the market develops.

Competition
-----------

     The JV will engage in the business of providing hydrogen generation
products to end users and OEM's.   Initially, the JV will compete with other
companies supplying hydrogen to industrial and commercial users, such as Pax Air. Generally, such competitors supply their customers with compressed hydrogen gas or liquid hydrogen, and the Company believes its cost effective hydrogen generation system will enable it to obtain a significant market share from such customers. The JV will also compete with any other companies which may offer technologies and products for hydrogen on demand production, although no other companies offer on demand systems at this time. In a global sense, the JV will be also be competing with the suppliers of all other fuels including natural gas suppliers, gasoline suppliers, and other similar suppliers.

     The Company is aware of specific competitors working on hydrogen generating equipment, including the Arthur D. Little Corporation, Epyx Corporation, Los Alamos National Laboratory, and Analytic Power Sysvtems. H Power is working on a hydride-water system and Dais Corporation is working on some form of pellets which dissolve in water (according to their web page). Thermo Power Corporation is working on a slurry of hydride material in oil which reacts with water to produce hydrogen.

     Sales of compressed and liquid hydrogen represent an estimated 1 billion dollar per year industry. There is great interest and demand for the development of hydrogen technology and products. This interest and demand will cause many additional companies and individuals to participate in the hydrogen industry.

     Nationally, there is significant research and development being conducted in the area of hydrogen fuel generation. The U.S. Government and numerous multinational corporations have and are funding various research projects.
The Company believes that most of the competitors and future competitors of the JV will have significantly greater assets, resources, experience, research and development talent and managerial capabilities than the Company. Although the JV's managements believes that the Technology has competitive advantages over other technologies, there can be no assurance that the JV will be able to fund the further development and marketing of Technology and related products, that the Technology will be accepted in the market place or that the Technology will be able to provide hydrogen generating capacity or products on a mass commercial basis.

Intellectual Property Rights
----------------------------

     The JV has been assigned the License for the Technology from PIC as its capital contribution to the JV. PIC acquired an Exclusive License for the Technology from Checketts, the owner of the Technology.

     Checketts has been issued United States patents for two primary inventions: (i) a Hydrogen Generation System; and (ii) a Hydrogen Generation Pelletized Fuel (e.g., the Powerball). The fuel pellet is used in the Hydrogen Generation System and is comprised of an alkali metal selected from the group consisting of sodium and calcium or metal hydride selected from the group consisting of NaH, CaH2, NaA1H4, and LiA1H4 core; and a coating of water impervious material applied over the entire surface of said core rendering the core impervious to water.

     The License with Checketts provides for the payment to Checketts of a royalty of one per cent (1%) of the net selling price for all retail and wholesale of units and/or fuel pellets sold by the licensee or any sub-licensee. The License has annual minimum production requirements commencing September 18, 1998. There are no minimum production requirements for the first license year which ran from November 1997 to September 11, 1998. The minimum production requirements for the second and third license year is of 50 units (hydrogen generation systems) and 250,000 pounds of fuel pellets (Powerballs) for each. The minimum production requirements for the fourth year 150 Units and 500,000 pounds of Powerballs. Commencing the fifth license year, the minimum production requirements are 250 units and 5,000,000 pounds of fuel pellets for each license year.

     The License extends for the longer of five years or the life of the licensed patents, subject to earlier termination without cause by the Licensee (or its assign) or with cause by Checketts.

     Patent Applications for the Technology have been filed in the United States but have not been filed in any other country. The principals of PIC have disclosed certain information about the Technology on the Internet. As a result of such disclosures, the ability of the technology owner, Checketts, to obtain a patent in foreign countries has been significantly diminished if not entirely eliminated. There can be no assurance that any foreign patents will ever issue. The failure to obtain patent protection in foreign countries will have an adverse effect on the prospects of the Company and the JV. The possibility exists that without patent protection, numerous competitors could use the Technology in competing products and ventures. The possibility exists that such competitors would have the financial resources necessary to bring products using the technology to market earlier than the JV.

Personnel
---------

     The Company does not anticipate that it will be required to hire any full-time or part-time employees during the next year. The Company's primary operation will be an investment in the JV. The Company's President will provide services to the Company on an as needed basis without cash compensation for the foreseeable future. The Company's President devotes 100% of his working time, approximately 40 hours per week, to Natex. In the event that part-time or full time employees are needed, the Company anticipates it will be able to hire qualified persons.

     The JV has hired Checketts and one other employee on a full-time basis to perform the necessary Technology management, research and development and marketing efforts of the Company. Jed Checketts has devoted a minimum of 45 hours per week to the JV from its formation to the present. The JV will also hire such additional part-time employees and independent contractors as may be required to in its initial efforts to construct the Plant and commercialize the Technology. The JV pays Checketts a salary of $1,000 per week.

Government Regulation
---------------------

     Sodium hydroxide, the primary component of the Powerballs is not a regulated substance. Essentially, the only regulations to which the Company is subject are the normal local business license and building permit regulations. The JV has received its occupancy permit from West Valley City, the local authority.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------

     The Company has entered into an oral arrangement with Robert K. Ipson, its president, providing for the use of his residence as its executive office until such time as the Company needs additional facilities. The Company has not paid Mr. Ipson for the use of his residence.

     The JV is conducting its technical operations in a 5,000 sq. foot facility located at 2095 West 2200 South, Salt Lake City, Utah. The facility is leased from TSP Enterprises, an unaffiliated entity, by the JV. The term of the lease expires June 2000. The Company expects to be able to renew the lease. The current monthly lease payment is $2,158. These facilities will be leased until such time as additional facilities may be required. The JV currently makes the monthly lease payment.


                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over the counter market as reported by a market maker on the NASD'S OTC Bulletin Board. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

                                                   Bid Quotation
                                                   -------------
Fiscal Year 1999                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 3/31/99                     $2.50                 $1.12
Quarter ended 6/30/99                     $7.00                 $1.75
Quarter ended 9/30/99                     $2.88                 $1.75
Quarter ended 12/30/99                    $3.75                 $2.88

Fiscal Year 1998                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 3/31/98                     $5.81                 $1.12
Quarter ended 6/30/98                     $5.87                 $1.62
Quarter ended 9/30/98                     $4.50                 $0.94
Quarter ended 12/31/98                  $3.50                 $1.25


     To the best knowledge of management of the Company, prior to January 1 1998, there was no reported bid or ask prices for the Company's Common Stock and there was no trading of the Company's Common Stock during its fiscal years ended December 31, 1997.

     The number of shareholders of record of the Company's Common Stock as of March 23, 2000, was approximately 60.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------

     The Company believes it has resolved the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company has completed its assessment, and believes that costs of addressing this issue have not and will not have a material adverse impact on the Company's financial position.

Effects of Y2K
--------------

     The Company has completed its assessment of its operations, and has not experienced any Y2K problems. As far as its information technology systems ("IT"), the Company uses newer model desktop PCs in its executive office, and in the JV operation. These PCs are all running commercial software with the patches and updates added as they are available.

     Any non-IT microprocessors used in the JV manufacturing process have already been assessed and changed where necessary. The Company does not utilize any other non-IT systems which could be affected by the Y2K problem.

     The Company has not established any major customers and has not made inquiries to its customers concerning their respective Y2K experiences. At this time, the Company does not anticipate a significant impact to the Company's business operations.

Costs of Y2K
------------

     The Company has replaced or upgraded its IT systems in the ordinary course of business and therefore cannot attribute specific costs of such upgrades to Y2K. The costs of assessing potential non-IT problems involved a small amount of evaluation time which has likewise been incorporated into ordinary business costs. There have been no significant hardware costs directly attributable to Y2K.

Results of Operations
---------------------
Year ended December 31, 1999 compared to year ended December 31, 1998
---------------------------------------------------------------------

     Revenues. The Company's expects that initial revenues will be generated primarily through its investment in the JV and those profits, if any that will be derived through the licensing of the JV's technology and/or manufacturing and sale of hydrogen generation systems by the JV. The Company had no revenues for the year ended December 31, 1999 and 1998, respectively, and has had no revenues since July 9, 1997 ("Inception").

     Operating Expenses. For the year ended December 31, 1999, the Company had total operating expenses of $415,151, compared to $73,608 for the same period ending December 31, 1998. The increase in operating expenses is attributable primarily to an $86,591 increase in professional fees and an increase in partnership loss from the JV of $263,544 during the period. The increase in professional fees was due primarily to a $75,000 compensation expense, the value of the securities issued to Mr. Ipson for services provided the Company from January 1, 1999 to December 31, 1999, and additional accounting and legal expenses related to the Company's SEC filings. The significant increase in the operating expenses for 1999 compared to 1998, was directly attributed to the Company's portion of the JV's write-down for the construction of the Plant, which had not gone into commercial production of sodium at December 31, 1999. Total operating expenses from inception through December 31, 1999 have been $514,794. (See "Financial Statements, Note 5).

     Other Income. Other income consisted of interest income of $1,234 for the year ended December 31, 1999 compared with $842 for the year for the year ended December 31, 1998.

     The Company experienced a net loss of $441,243 for the year ended December 31, 1999 and a net loss of $72,866 for the year ended December 31, 1998. The Company net loss since inception has been $540,144. The basic loss per share for the year ended December 31, 1999 was $0.43, based on the weighted average number of shares outstanding of 1,029,501 shares, compared to $0.12 based on weighted average number of shares outstanding of 600,000 at December 31, 1998. The basic loss per share since Inception has been $0.77, based on the weighted average number of shares outstanding of 705,132.

Liquidity and Capital Resources
-------------------------------

    In connection with the Company's organization the founding shareholders acquired 200,000 shares of the Company's common stock for $40,000 cash. Thereafter, in December 1997, the Company completed a public offering of 400,000 shares of common stock at a price of $1.00 per share for aggregate offering proceeds of $400,000. In March and April 1999, the Company completed a private placement of 400,000 Units consisting of one share and one warrant exercisable at $1.00 per share, at a price of $0.50 per Unit, for aggregate proceeds of $200,000. Of the warrants issued, 100,000 were exercised as of December 31, 1999, for aggregate proceeds of $100,000. In December 1999, the Company completed a private placement of 120,000 Units consisting of one share and one warrant exercisable at $1.00, at a price of $1.00 per Unit, for aggregate proceeds of $120,000.

     The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in the JV; the loan of additional working capital to JV, and for the continued development activities of the Company.

     In December 1997, the Company entered into the JV with PIC wherein the Company contributed $250,000 cash. In addition to the original $250,000 capital contribution to the JV made by the Company, the Company has agreed to loan additional capital to the JV, up to $500,000, for the purpose of (i) further development of the Technology; (ii) construction of the Plant; (iii) the manufacture of Tanks; (iv) demonstrate the commercial viability of the Technology; (v) develop commercial markets for the Technology; and(vi) meet the JV's ongoing working capital requirements. As of December 31, 1999, the Company had loaned the JV an aggregate of $472,000. The additional funds loaned to the JV by the Company were obtained through the private placement of the Company's equity securities.

     At December 31, 1999, the Company had current assets of $129,190, consisting of cash of $79,190 and a stock subscription receivable of $50,000, and current liabilities of $10,807, for working capital of $118,383. At December 31, 1999, the Company had other assets of $472,000, consisting entirely of the Company's loans to the JV, offset by noncurrent liabilities of $140,165, consisting of the Company's investment in the JV at cost less share of losses.

     Cash used in operations for the year ended December 31, 1999 was $(33,836) compared to and $(20,910) for the same period ended December 31, 1998. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

     Cash used in investing activities by the Company during the year ended December 31, 1999, was $331,000, representing primarily loans from the Company to the JV. The funds loaned by the Company to the JV were expended for development of the JV's Plant. The JV's Plan was completed during the last quarter of 1999, and it has not yet been determined if the Plant will be capable of producing sodium in commercial quantities.

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

     The Company anticipates that within the next year additional funds will also be needed to allow the JV to enter into other markets for hydrogen technology. Future funding may involve the sale of additional ownership interests in the JV. In such event, the percentage ownership interests of the Company and PIC in the JV will be reduced. There can be no assurance that any additional required funding will be available to the JV.

     It is expected that during the next year the primary expenditure of the JV will relate to the operation of the Plant and the general overhead related thereto. Now that the Plant is completed, the Company does not expect that it will need to advance any additional funds to the JV and will only experience the costs associated with the office expenses, and professional and related fees associated with its ongoing reporting obligations, which for the period ended December 31, 1999 were approximately $100,000. The Company expects such expenses to be consistent for the next fiscal year. The Company believes it has sufficient working capital to meet its ongoing expenses for the next twelve months should it not receive any repayments for loans made to the JV or other cash distributions from the JV.

Impact of Inflation
-------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------

     During the most recent fiscal year ended December 31, 1999, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

Seasonality
-----------

     Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's prior accountant is no longer performing audits on public companies. The Company has appointed David C. Thomson, CPA, P.C., as its certified public accountant.

     The date of the appointment of David C. Thompson CPA, P.C. as the Company's certified public accountant was February 1, 2000. The principal accountant's reports on the financial statements for any of the past two years (December 31, 1997 and December 31, 1998) did not contain an adverse opinion or disclaimer of opinion or was qualified as to audit scope or accounting principles.

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the Registrant's executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
  Robert K. Ipson       60    President/Director           July 1997 to date
  Shorland G. Hunsaker  70    Vice President/Director      July 1997 to date
  Phillip L. McStotts   41    Secretary/Treasurer/Director July 1997 to date

     All directors of the Company will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. The Company will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

Biographical Information
------------------------
     Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel.

     Robert K. Ipson. Mr. Ipson is, and has been since 1973, president of M.S.J. & Associates, Inc., a family-held company. M.S.J. & Associates was the operator of the Bonneville Raceway in Salt Lake City, Utah until 1986. Since that date it has managed its own investments. Mr. Ipson has been an officer and/or director of several publicly held companies including the following:
Carrigan Gold Corporation-president/director 1984-1986; Nova Gold Corporation-president/director 1983-1984; Petro Development Corporation-president/director 1983-1984 and 1989-1992; Midas Gold Corporation-vice president/director 1983-1984; Pathfinder's Resources, Inc.-president/director 1983-1987; K.M.A., Inc.- president/director 1983-1986; Megagold Corporation-president/director 1984-1986; Datex Resources, Inc.-president/director 1985-1986; Lintex Resources, Inc.-president/director 1986-1988 and 1989-1996; and Adlex Corporation-president/director 1989-1992. Mr. Ipson was a director of Interline Resources Corporation, a publicly held company engaged in the oil and gas business from 1989-1992.

     Shorland G. Hunsaker. Mr. Hunsaker was a teacher for 28 years with the Murray City Schools in Murray, Utah. Mr. Hunsaker retired from his position with the Murray City School District in June 1987. Since his retirement, Mr. Hunsaker has been involved in the business and investment field as an individual investor, and owns and manages a large ranch in Montana. Mr. Hunsaker was a director of Quasar Tech, Inc. from 1986-1987, and a director of Alvarada, Inc. from 1987-1989. Mr. Hunsaker was president and a director of Commodore Investments, Inc. from 1987 to 1988. Mr. Hunsaker was secretary/treasurer and a director of Opportunity Capital, Inc. from 1988-1990. Mr. Hunsaker received a Master's Degree in Economics in 1959 from the University of Florida, received a Bachelor's Degree in Economics from Utah State in 1957, and received a teaching certificate in 1958 from the University of Utah.

     Phillip L.  McStotts   Mr. McStotts is a founder of ZEVEX International,
Inc. (NASDAQ/NMS:"ZVXI"), and serves as the Chief Financial Officer and Director of the Company. ZEVEX, based in Salt Lake City, Utah, is a company that designs and manufactures advanced medical devices, including surgical systems, device components, and sensors for medical technology companies. ZEVEX also designs, manufactures and markets its own medical devices using its proprietary technology. ZEVEX currently has 118 employees and has been in business since 1986. Mr. McStotts is a CPA with fifteen years of experience. Mr. McStotts received his BS Degree in Accounting from Westminster College, Salt Lake City, UT and an MBA in Taxation from Golden Gate University. Mr. McStotts previously served for seven years as President and Past President of the Community Foundation for the Disabled, Inc.

Key Employee of the JV
----------------------
     Jed Checketts, age 31, is the owner of Powerball Industries, Inc., a Utah corporation and JC Industries, a Utah based sole proprietorship. Mr. Checketts owned and operated JC Industries, a precision machining operation, from 1993 tp 1998. Mr. Checketts has studied Manufacturing Engineering Technology at Brigham Young University and Chemical Engineering at the University of Utah.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
     The Company's Common Stock was recently registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth as of March 1, 2000, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act.

Name and Position of Person     No. of Late Reports    No. of Transactions   Report and File Date
---------------------------     -------------------    -------------------   --------------------
Robert K. Ipson, President             1                      4              Form 4 filed 3-13-00
Shorland Hunsaker, Vice-Pres.          1                      1              Form 4 filed 3-13-00
Philip McStotts, Sec./Treas.           1                      1              Form 4 filed 3-13-00

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Robert K. Ipson     1999  $ -0-     -0-      75,000       -0-      -0-      -0-       -0-
President           1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1997  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-

Bonuses and Deferred Compensation
---------------------------------
     It is expected that the Company's President, Robert K. Ipson, will primarily be responsible for the day-to-day operations of the Company and will be appointed as the Company's designate as manager of the Joint Venture. As an incentive for such services to the Company, the Company has granted Mr. Ipson an option to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share. The option vests as follows: (i) 50,000 shares on January 31, 1998; and (ii) 50,000 shares on March 31, 1998. Each option is exercisable for a period of four (4) years from the date of vesting. The shares issuable upon the exercise of the Option carry registration rights which entitle Mr. Ipson to require the Company to register such shares with the Securities and Exchange Commission and with, to the extent necessary, appropriate state securities regulators. At December 31, 1999, Mr. Ipson had not exercised any of his options.

     In June 1999, Mr. Ipson signed an employment agreement with the Company for total compensation of $75,000 for the period January 1, 1999 to December 31, 1999. This compensation was paid as 150,000 Units valued at $0.50 per Unit, each Unit consisting of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share. At December 31, 1999, Mr. Ipson had not exercised any of the Warrants.

Compensation for Management of JV
---------------------------------
     The JV is managed by two managers, one appointed by the Company and one appointed by PIC. The Company has appointed Robert K. Ipson, its president as its management representative. PIC has appointed Checketts to serve as its representative as manager. The JV will not compensate Mr. Checketts for his services as a manager, but it has hired him as an employee at a salary of $1,000 per week. The JV will compensate Mr. Ipson at the rate of $25.00 per hour for services rendered to the JV. The rate of compensation is subject to adjustment in the future based upon factors such as the financial condition of the JV, the amount of time devoted by Mr. Ipson to the JV and the success of the JV.

Compensation Pursuant to Plans
------------------------------
     None.

Pension Table
-------------
     Not Applicable.

Other Compensation
------------------
     None.

Compensation of Directors
-------------------------
     None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 1, 2000 the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,469,000 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes:

     - the exercise of options and warrants by the beneficial owner (all included warrants and options are currently exercisable); and
     - a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      Robert K. Ipson                      542,300          30.83
                  48 West 300 South, # 2303
                  Salt Lake City, UT 84101

Common Stock      Linda Lou Ipson                      542,300          30.83
                  48 West 300 South, # 2303
                  Salt Lake City, UT 84101

Common Stock      Shorland Hunsaker                    318,000          20.26
                  2751 East Rubidoux Road
                  Salt Lake City, UT  84093

Common Stock      Maynard Victor                       125,000           8.28
                  1815 Maple View Drive
                  Salt Lake City, UT  84124

Common Stock      Paul N. Davis                         80,000           5.37
                  2351 Hintze Drive
                  Salt Lake City, UT 84124

Common Stock      Phillip L. McStotts                   92,500           6.13
                  746 Quaking Aspen Drive
                  Murray, UT 84123

Securities Ownership of Management
----------------------------------
                  Robert K. Ipson                - See above -
                  President and Director

                  Shorland Hunsaker              - See above -
                  Vice President and Director

                  Phillip L. McStotts            - See above -
                  Secretary/Treasurer and Director

Common Stock      Officers and Directors
                  As a Group (3 persons)               952,800          50.99

----------------------
[Notes on the above table appear on the following page]

In the preceding table:

   - Mr. Ipson's shares include an option to purchase 100,000 shares of the Company's common stock at $1.00 per share.

   - Linda L. Ipson is the spouse of Robert K. Ipson; shares and warrants held of record by Linda Lou Ipson may be deemed to be beneficially owned by Robert
K. Ipson, and shares, options and warrants held of record by Robert Ipson may likewise be deemed to be beneficially owned by Linda Lou Ipson.

   - Ms. Ipson holds of record 30,500 shares and 30,000 warrants. Mr. Ipson holds of record 221,800 shares, 100,000 options, and 160,000 warrants.

   - Mr. Hunsaker's shares include 218,000 shares and 100,000 warrants.

   - Mr. Victor is holder of record of 25,000 shares. The shares listed include 60,000 shares and 40,000 warrants held of record by Victor Investments, LLC., a limited liability company controlled by Maynard Victor of which Mr. Victor may be deemed to be the beneficial owner.

   - Mr. Davis' shares include 60,000 shares and 20,000 warrants.

   - Mr. McStotts' shares include 52,500 shares and 40,000 warrants.

   - The number of shares held by officers and directors as a group assumes the exercise of all of their respective options and warrants. If such options and warrants were exercised, the total issued and outstanding shares would be.


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, in connection the organization of the Company, the Company issued a total of 200,000 shares of its common stock to its founding shareholders for $40,000 cash and issued an option to purchase an additional 100,000 shares of common stock to Robert K. Ipson, one of its founding shareholders.

     The Company presently utilizes the residence of its president, Robert K. Ipson, as its office at no cost to the Company.

     The JV has hired Jed Checketts, the owner of PIC, the Company's Joint Venture partner, who is paid a weekly salary of $1,000.

     In addition to the original $250,000 capital contribution to the JV made by the Company, the Company agreed to loan additional capital to the JV, up to $500,000, for the purpose of (i) further development of the Technology; (ii) construction of the Plant; (iii) the manufacture of Tanks; (iv) demonstrate the commercial viability of the Technology; (v) develop commercial markets for the Technology; and(vi) meet the JV's ongoing working capital requirements.
As of December 31, 1999, the Company had loaned the JV an aggregate of $472,000.

     In March and April 1999, the Company completed a private placement of 400,000 Units consisting of one share and one warrant exercisable at $1.00 per share, at a price of $0.50 per Unit, for aggregate proceeds of $200,000. Of these Units, officers and directors purchased a total of 210,000, including 70,000 purchased by Shorland Hunsaker, 120,000 purchased by Robert Ipson and his spouse Linda, and 20,000 purchased by Philip McStotts. Of the 100,000 exercised as of December 31, 1999, 70,000 were exercised by Shorland Hunsaker.

     In June 1999, the Company issued shares and warrants to Robert Ipson in connection with an employment agreement with the Company for total compensation of $75,000 for the period January 1, 1999 to December 31, 1999. This compensation was paid as 150,000 Units valued at $0.50 per Unit, each Unit consisting of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

     In October 1999, the Company issued 15,000 shares valued at $3.00 per share to Jed Checketts in connection with royalty payments due to him from the JV for license fees for the Technology.

     In December 1999, the Company completed a private placement of 120,000 Units consisting of one share and one warrant exercisable at $1.00, at a price of $1.00 per Unit, to two officers and directors, in the amounts of 100,000 Units to Shorland Hunsaker and 20,000 Units to Philip McStotts.

     On February 11, 2000, the Company signed a Letter of Understanding with Powerball Industries, Inc. ("PIC"), the Company's JV partner, for a proposed merger in which the Company would acquire all the issued and outstanding shares of PIC in exchange for 1,500,000 shares of the Company's common stock. The terms of the letter require Jed Checketts, the owner of the Technology and a principal of PIC, to assign all his rights and title to the Technology to PIC prior to the merger. The Technology would become the property of the Company following the merger, subject to a royalty payment to Mr. Checketts based on the gross sales of the JV. Mr. Checketts would be appointed President of the Company following the merger, and the Company's name would be changed to Powerball International, Inc. The merger is subject to the completion of financial and other due diligence, the negotiation of definitive agreements, and approval by the Company's shareholders. The Company expects to be able to provide its shareholders with complete information regarding the proposed transaction on or before April 30, 2000.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              25
Consolidated Balance Sheet as of December 31, 1999                        26
Consolidated Statements of Operations for the years ended December 31,
 1999 and 1998 and from inception on July 9, 1997 through December 31,    27
 1999
Consolidated Statements of Stockholders' Equity                           28
Consolidated Statements of Cash Flows for the years ended December 31,
 and 1998 and from inception on July 9, 1997 through December 31, 1999    29
Notes to Consolidated Financial Statements                                30

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
 10       10        Letter of Understanding                   This Filing
 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed with the Commission during the year ended December 31, 1999. On February 8, 2000, the Company filed a Report on Form 8-K indicating the change in auditors described in this filing. See
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        NATEX CORPORATION


Date:                                  By /S/Robert K. Ipson, President
Date:                                   By /S/Shorland Hunsaker,
                                               Vice-president
Date:                                   By /S/Phillip McStotts,
                                                Secretary/Treasurer

Independent Auditor's Report
----------------------------

Board of Director
NATEX CORPORATION
Salt Lake City, Utah


I have audited the accompanying balance sheet of Natex Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of Natex Corporation for the year ended December 31, 1998 and from inception to December 31, 1999, were audited by other auditors whose report thereon, dated February 5, 1999, expressed an unqualified opinion.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natex Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 8, the Company has been in the development stage since its inception on July 9, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of its future operations and that of the partnership in which it has loaned or invested most of the capital it has raised. The Company at December 31, 1999 had a deficit accumulated during its development stage of $552,703. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 1 to the financial statements under organization costs, the Company in 1999 changed its method of accounting for the costs of organizing the Company.




Salt Lake City, Utah
February 29, 2000

PAGE> 26
                               NATEX CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS


  ASSETS
                                                           December 31,
                                                       1999           1998
                                                    -----------   -----------
CURRENT ASSETS
 Cash in bank                                       $    79,190   $    65,664
 Stock subscription receivable - related party           50,000          -
                                                    -----------   -----------
    Total Current Assets                                129,190        65,664
                                                    -----------   -----------
OTHER ASSETS
 Receivable - related party                             472,000        44,000
 Organization costs, net of amortization of $-0-
  and $1,239                                               -           17,339
 Investments in limited liability company, at cost
  less shares of losses                                    -          174,096
                                                    -----------   -----------
    Total Other Assets                                  472,000       235,435
                                                    -----------   -----------
TOTAL ASSETS                                        $   601,190   $   301,099
                                                    ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                   $       807   $      -
 Deferred equity on stock sale                           10,000          -
                                                    -----------   -----------
    Total Current Liabilities                            10,807          -
                                                    -----------   -----------
NONCURRENT LIABILITIES
 Investments in limited liability company,
  at cost less share of losses                          140,165          -
                                                    -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 25,000,000 shares
  authorized, 1,399,000 and 600,000 shares issued
  and outstanding respectively                            1,399           600
 Capital in excess of par value                         988,963       399,400
 Earnings (deficit) accumulated during the
  development stage                                    (540,144)      (98,901)
                                                    -----------   -----------
    Total Stockholders' Equity                          450,218       301,099
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   601,190   $   301,099
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                                NATEX CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                 (Deficit)
                               For the          For the         Accumulated
                             Year ended       Year ended         During the
                            December 31,     December 31,      Development
                                1999             1998              Stage
                             -----------     ---------------   --------------
REVENUE                      $      -        $          -      $         -

EXPENSES
 Loss from partnership           314,261              50,717          390,165
 Office expense                    6,003                 748            6,769
 Professional fees                91,558               4,967           97,355
 Amortization expense               -                  1,239            1,239
 Dues and subscriptions             -                  2,190            2,190
 Filing fees                       2,555              12,436           14,991
 Travel                             -                  1,301            1,301
 Taxes and licenses                  774                  10              784
                                 -------              ------          -------
    Total Expenses               415,151              73,608          514,794
                                 -------              ------          -------
OPERATING  LOSS                 (415,151)            (73,608)        (514,794)

OTHER INCOME
 Interest Income                   1,234                 842            2,076
                                  ------              ------           ------

INCOME(L0SS) BEFORE INCOME
 TAXES                          (413,917)            (72,766)        (512,718)
 Minimum State franchise tax         100                 100              200
                                 -------              ------          -------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE              (414,017)            (72,866)        (512,918)

 Cumulative effect of
  accounting change for
  organization costs             (27,226)               -             (27,226)
                                 -------              ------          -------
NET INCOME (LOSS)            $  (441,243)    $       (72,866)   $    (540,144)
                                 =======              ======          =======
EARNINGS (LOSS) PER SHARE
 BEFORE ACCOUNTING CHANGE    $     (0.40)    $         (0.12)   $       (0.73)
                                    ====                ====             ====
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE           $     (0.03)    $         (0.00)   $       (0.04)
                                    ====                ====             ====
EARNINGS (LOSS) PER SHARE    $     (0.43)    $         (0.12)   $       (0.77)
                                    ====                ====             ====
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                 1,029,501             600,000          705,132
                               =========             =======          =======


The accompanying notes are an integral part of these financial statements.

                                NATEX CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                     (Deficit)
                                                                                    Accumulated
                                                                     Capital in     During the
                                               Common Stock          Excess of      Development
                                          Shares           Amount    Par Value        Stage
                                        ------------   ------------  ------------   ------------
BALANCE, July 9, 1997 (Inception)               -      $       -     $       -      $       -

Shares issued to initial stockholders
 for cash, July 9, 1997 at $.20 per share    200,000            200        39,800           -

Shares issued pursuant to a public
 offering, December 5, 1997 at $1.00
 per share                                   400,000            400       399,600           -

Direct costs of public offering                 -              -          (40,000)          -

Net income(loss) from July 9, 1997
 (inception) to December 31, 1997               -              -             -           (26,035)
                                        ------------   ------------  ------------   ------------
BALANCE, December 31, 1997                   600,000            600       399,400        (26,035)

Net income (loss) for the year ended
  December 31, 1998                             -              -             -           (72,866)
                                        ------------   ------------  ------------   ------------

BALANCE, December 31, 1998                   600,000            600       399,400        (98,901)

Shares issued pursuant to a private
 placement at $.50 per share, March
 and April 1999                              400,000            400       199,600           -

Direct costs of stock offering                  -              -           (1,638)          -

Shares issued to vendor for services
 June 1999 at $4.00 per share                 10,000             10        39,990           -

Shares issued to officer and director
 for services, June 1999 at $.50
 per share                                   150,000            150        74,850           -

Shares issued upon exercise of
 warrants, July and September 1999 at
 $1.00 per share                             100,000            100        99,900           -

Shares issued to pay royalty for joint
 venture partner, October 1999 at
 $3.00 per share                              15,000             15        44,685           -

Shares issued to vendor for services,
 December 1999 at $3.00 per share              4,000              4        11,996           -

Shares issued to officers and directors
 pursuant to a private placement at
 $1.00 per share, December 1999              120,000            120       119,880           -

Net income (loss) for the year ended
 December 31, 1999                              -              -             -           (441,243)
                                           ---------   ------------  ------------   -------------
BALANCE, December 31, 1999                 1,399,000   $      1,399  $    988,963   $    (540,144)
                                           =========   ============  ============   =============

The accompanying notes are an integral part of these financial statements.

                                NATEX CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                 For the          For the           Cumulative
                                                Year ended       Year Ended         During the
                                               December 31,     December 31,       Development
                                                   1999             1998              Stage
                                               ------------    ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                  $    (441,243)      $     (72,866)   $    (540,144)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities           -                   -                -
 Cumulative change in accounting principle          27,226                -              27,226
 Stock issued for services                          75,000                -              75,000
 Decrease in investment in limited liability
  company                                          314,261              50,717          390,165
 Amortization                                         -                  1,239            1,239
 Changes in assets and liabilities
  Increase in organization costs                    (9,887)               -             (28,465)
  (Increase) in accounts payable                       807                -                 807
                                                 ---------            --------        ---------
    Net cash (used) by operating activities        (33,836)            (20,910)         (74,172)
                                                 ---------            --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Related party loans                              (331,000)               -            (375,000)
 Investment in limited liability company              -                   -            (250,000)
                                                 ---------            ---------       ---------
    Net cash provided (used) by investing
     activities                                   (331,000)               -            (625,000)
                                                 ---------            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of common stock                              380,000                -             820,000
 Direct costs of stock sale                         (1,638)               -             (41,648)
                                                 ---------            ---------       ---------
    Net cash provided by financing activities      378,362                -             778,362
                                                 ---------            ---------       ---------
NET INCREASE (DECREASE) IN CASH                     13,526              (20,910)         79,190

CASH - BEGINNING OF PERIOD                          65,664               86,674            -
                                                 ---------            ---------       ---------
CASH - END OF PERIOD                         $      79,190       $       65,664    $     79,190
                                                 =========            =========       =========

SUPPLEMENTAL INFORMATION

 Interest paid during the period           $        -          $         -       $       -
                                                  ======               ======          ======
 Income taxes paid during the period       $        -          $         -               -
                                                  ======               ======          ======
 Stock issued to pay royalties and
  expenses of related entity               $      97,000       $         -       $     97,000
                                                  ======               ======          ======


The accompanying notes are an integral part of these financial statements.

NATEX CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company is in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. The Company will, through its investment in a joint venture, be involved in research and development efforts of commercializing the technology.

Investment in Limited Liability Company - The Company will account for its investment in the Limited Liability Company using the equity method of accounting.

Amortization of Organization Costs - The Company was amortizing its organization costs over a sixty (60) month period using the straight-line method. In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5. "Reporting on the Costs of Start-up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of accounting change of $27,226.

Income Taxes - The Company provides for income taxes based on the liability method, which required recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Use of Estimates - The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the years ended December 31, 1999 and 1998.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for December 31, 1999 and 1998. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

NATEX CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and in behalf of its joint venture partner were based on the fair market value of the above items at the time of issuance

NOTE   2  -  STOCK OPTION PLAN AND STOCK FOR COMPENSATION

The Company's president agreed to perform services on behalf of the Company for no compensation. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. This option has not been exercised as of December 31, 1999. Of the above options, 50,000 expire January 1, 2002 and 50,00 expire March 31, 2002.

Pursuant to an employment agreement the President was also issued in June of 1999, 150,000 shares of common stock and warrants. The common stock was valued at $.50 for compensation of $75,000 and the warrants can be exercised at $1.00 per share. The transaction was concurrent with the March 1999 Private Placement of the Company's common stock. The warrants were not exercised at December 31, 1999 and expire June 6, 2002.

Subsequent to December 31, 1999, the Company issued to an employee options for 10,000 shares of common stock at $3.00 per share under a incentive stock option plan for employees. The shares vest in 3,333 shares increments on January 1, 2003, 2004, and 2005. The options expire January 1, 2006. Under the option plan the exercise price of incentive based options is equal to the market price of the Company's stock on the date of grant.

NOTE   3  -  RECEIVABLE - RELATED ENTITY

The receivable from related entity is an unsecured non-interest bearing loan which has no repayment terms. The Company has loaned $472,000 to the related party through December 31, 1999. The receivable is due from Powerball Technologies, LLC (A Development Stage Company). Natex Corporation is a 50% owner of Powerball Technologies, LLC. (See note 5).

NOTE   4  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The carrying amounts and fair values of the Company's financial instruments are as follows:

                                       December 31,          December 31,
                                    1998               1998
                                   Carrying     Fair     Carrying      Fair
                              Amount      Value     Amount       Value
                             ---------  --------   ---------   --------
Cash and Cash Equivalents        $  79,190  $ 79,190   $  65,664   $ 65,664
                                   =========  ========   =========   ========

NATEX CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE   5  -  INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. have formed a limited liability company called Powerball Technologies, LLC (LLC) to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. assigned the Technology License to the LLC for a 50% ownership interest in the LLC. The Company invested $250,000 in the LLC for a 50% ownership interest. The LLC is a development Stage Company.

The following is a summary of financial position and results of operations of the LLC:

                                           1999              1998
                                        ---------         ---------
Current assets                          $   8,720         $ 112,361
Property and equipment-net                 18,434             -0-
Other assets                               17,564            34,486
                                        ---------         ---------
   Total assets                            44,718         $ 146,847

Current liabilities                     $  99,704         $   1,311
Long-term debt                            472,000            44,000
Members' equity                          (526,986)          101,536
                                        ---------         ---------
   Total liabilities and equity         $  44,718         $ 146,847

Revenue                                 $   -0-           $   -0-
                                        ---------         ---------
Net income (loss)                       $(628,522)        $(101,434)
                                        ---------         ---------

NOTE   6  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000.

During March and April 1999, the Company completed a private placement of 400,000 Units consisting of one share of restricted Common Stock at $.50 per share and 1 Warrant for 1 share of restricted Common Stock exercisable at $1.00 per share. The Warrants expire March and April of 2002. Direct costs of the offering were $1,638. During December 1999, the Company completed a second private placement of 120,000 Units consisting of one share of restricted Common Stock at $1.00 per share and 1 Warrant for 1 share of restricted Common Stock exercisable at $1.00 per share. The Warrants expire December 2001. The Units were sold to Officers and Directors of the Company. At December 31, 1999, of the above Warrants 100,000 had been exercised. Subsequent to year end an additional 80,000 shares have been exercised.

Also during 1999, the Company issued a total of 14,000 shares of its common stock to a vendor to pay for services rendered at a value of $52,000 and 15,000 common shares to pay for royalties owed by the LLC which were valued at $45,000.

NATEX CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS


NOTE   6  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS - CONTINUED

The Company has received $10,000 for a sale of its common stock but the shares have not yet been issued. The Company has recorded this transaction as a deferred equity transaction in the liability section of the balance sheet until the shares are issued. The Company has a Stock Subscription receivable of $50,000 connected with the private placement of its Common Stock in December 1999. Subsequent to yearend the $50,000 was received and the subscription receivable was satisfied.

NOTE   7  -  INCOME TAXES

Due to losses at December 31, 1999 and 1998, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $9,257 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for finical reporting purposes. At December 31, 1998, the Company has a net operating loss carryforward of approximately $552,700 which will expire between the years 2012 and 2019. A Valuation allowance of $197,175 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 1999 was $163,549.

NOTE   8  -  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale business operations. From inception through the date of these financial statements, the Company did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $552,703.

Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its joint venture and the joint venture's future ability to generate significant revenue and to ultimately achieve profitable operations. At present most of the capital the Company has obtained has been loaned to the joint venture. There can be no assurance that the Company will be able to obtain additional funding. and, if available, that the funding will be obtained on terms favorable to or affordable or in adequate amounts needed to complete its current business plan with its joint venture. The Company's management is exploring all of its options so that if can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

NOTE  9  -  SUBSEQUENT EVENTS

The Company has signed a letter of understanding with Powerball Industries, Inc. (PIC) which is the other owner in the LLC. Under the terms of the letter the Company will acquire PIC by effecting a merger in which the Company will acquire all of the issued and outstanding stock of PIC in exchange for the issuance of one million five hundred thousand shares of the Common Stock of the Company. The letter also addresses the assignment of technology, the share exchange, a rewriting of the exclusive license agreement and assignment, and the Royalty agreement of the LLC. This acquisition will be accounted for as a purchase.

NATEX CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE  10  -  OFFICE SPACE

The Company is receiving free office space from the management of the Company. The management of the Company has deemed the value of the free office space to be of nominal value through December 31, 1999.