Form 10QSB
period 2000-03-31
NATEX CORP
filed 2000-05-12
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2000

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

         7430 South Wasatch Blvd., No. A-2, Salt Lake City, Utah 84121
         ---------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 947-1455
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  48 West 300 South, Suite 2303 North, Salt Lake City, Utah 84101
  --------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          1,469,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2000

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

                               NATEX CORPORATION
                         (A Development Stage Company)
                                 Balance Sheet

                                              March 31,           December 31,
                                                2000                  1999
                                           -------------          ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                  $    66,112            $    79,190
     Stock subscription receivable -
      related party                               -                    50,000
                                           -----------            -----------
       TOTAL CURRENT ASSETS                     66,112                129,190
                                           -----------            -----------
     Receivable - related party                607,000                472,000
                                           -----------            -----------
     TOTAL OTHER ASSETS                        607,000                472,000
                                           -----------            -----------
     TOTAL ASSETS                          $   673,112            $   601,190
                                           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Account payable                       $         0            $       807
     Deferred equity on stock sale              20,000                 10,000
                                           -----------            -----------
     TOTAL CURRENT LIABILITIES                  20,000                 10,807
                                           -----------            -----------
STOCKHOLDERS' EQUITY
     Common stock, $ .001 par value;
     authorized 25,000,000 shares
     Issued and outstanding 1,469,000
     and 1,399,000 shares in
     2000 and 1999, respectively                 1,469                  1,399
     Additional paid in capital              1,058,893                988,963
     (Deficit) accumulated during
     the development stage                    (603,800)              (540,144)
                                           -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                456,562                450,218
                                           -----------            -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   673,112            $   601,190
                                           ===========            ===========



See accompanying notes

                               NATEX CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             Three Months ended March 31, 2000 and March 31, 1999
                              and the Period from
              July 9, 1997 (Date of Inception) to March 31, 2000

                          Three months     Three months      July, 1997
                             ended            ended          (Inception)
                        March 31, 2000   March 31, 1999    March 31, 2000
                           (unaudited)      (Unaudited)      (Unaudited)
                         --------------   --------------    --------------
REVENUE                   $      -         $      -         $      -
Operating expenses
  Equity in loss from LLC     56,384            18,602          446,549
  Office expense               1,088              -               7,857
  Professional fees            3,400              -             100,755
  Amortization expense          -                  930            1,239
  Dues and subscriptions        -                 -               2,190
  Filing Fees                  2,975              -              17,966
  Travel expense                -                 -               1,301
  Taxes and licensees           -                  241              784
                           ---------       -----------      -----------
TOTAL OPERATING EXPENSES      63,847            19,773          578,641
                           ---------       -----------      -----------
OPERATING (LOSS)             (63,847)          (19,773)        (578,641)

Other income and expense
  Interest income                190               459            2,266
                           ---------       -----------      -----------
(Loss) before provision
for income taxes             (63,657)          (19,315)        (576,375)

Provision for
income taxes                    -                  100              200
                           ---------       -----------      -----------
NET (LOSS)BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE           (63,657)          (19,415)        (576,575)

Cumulative effect of
 accounting change for
 organization costs             -                 -             (27,226)
                           ---------       -----------      -----------
NET (LOSS)                $  (63,657)      $   (19,415)     $  (603,801)
                           =========       ===========      ===========
NET (LOSS) PER COMMON
 SHARE BEFORE ACCOUNTING
 CHANGE                   $    (0.04)      $     (0.03)     $     (0.69)
                           =========       ===========      ===========
CUMULATED EFFECT OF
 ACCOUNTING CHANGE        $    (0.00)      $     (0.00)     $     (0.03)
                           =========       ===========      ===========
NET (LOSS) PER COMMON
 SHARE                    $    (0.04)      $     (0.03)     $     (0.72)
                           =========       ===========      ===========
Weighted average
number of common shares    1,440,538           600,000          842,864
                           =========       ===========      ===========

See accompanying notes

                              NATEX CORPORATION
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
               Three Months ended March 31, 2000 and March 31, 1999
                            and the Period from
                July 9, 1997 (Date of Inception) to March 31, 2000

                               Three Months     Three Months       July 9, 1997
                                           ended             ended        (inception) to
                                      March 31,2000     March 31,1999      March 31,2000
                                       ------------      ------------     --------------
                                        (unaudited)       (Unaudited)        (unaudited)
                                                                       <C >
CASH FLOW FROM
OPERATING ACTIVITIES
 Net (loss)                            $ (63,657)       $  (19,415)        $  (603,801)
Adjustments to reconcile
 net (loss) to net cash
 provided by operating activities
 Cumulative change in accounting
  principle                                  -                 -                27,226
 Stock issued for services                   -                 -                75,000
 Decrease in investment in LLC             56,384            18,602            446,549
 Amortization                                -                  930              1,239
 Decrease (increase) in accounts
  payable                                    (807)             -                  -
 Increase in
  organization costs                         -                 -               (28,463)
                                      -----------        ----------        -----------
Net cash (used) by
operating activities                       (8,080)              117            (82,250)

CASH FLOW FROM
INVESTING ACTIVITIES
 Related party loans                      (75,000)          (25,000)          (450,000)
 Investment in limited
  liability company                          -                 -              (250,000)
                                      -----------        ----------        -----------
Net cash provided (used)
by investing activities                   (75,000)          (25,000)          (700,000)

CASH FLOW FROM
FINANCING ACTIVITIES
 Proceeds from issuance
  of common stock                          70,000           139,000            890,000
 Direct costs of stock sale                  -                 -               (41,638)
                                      -----------         ---------        -----------
Net cash provided by
financing activities                       70,000           139,000            848,362
                                      -----------         ---------        -----------

Increase (decrease) in cash               (13,080)          114,117             66,112

Cash and cash equivalents
beginning of period                        79,190            65,664               -
                                      -----------         ---------        -----------
Cash and cash equivalents
end of period                         $    66,112         $ 179,781        $    66,112
                                      ===========         =========        ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

Interest paid during
the period                            $     -             $   -            $     -
                                      ==========          =========        ==========
Income taxes paid during
the period                            $     -             $   -            $     -
                                      ==========          =========        ==========
Stock issued to pay royalties
 and expenses of related entity       $     -             $   -            $   97,000
                                      ==========          =========        ==========

See accompanying notes

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
           From Inception on July 9, 1997 to March 31, 2000

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

c.  Amortization of Organization Costs
--------------------------------------
The Company is amortizing the organization cost over a 60 month period using the straight-line method. In 1998, the Accounting Standards Executive Committee of the American Institute of Certifies Public Accountants issued Statement of Position (SOP) 98-5. The SOP requires the start-up cost to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of the accounting change of $27,226.

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

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
           From Inception on July 9, 1997 to March 31, 2000

(g)   Net Income (Loss) Per Common Share (Continued)

Fully diluted earnings (loss) per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the difference is not material from primary earnings per common share.

h.  New Accounting Pronouncements
---------------------------------
In 1997 the FASB issued SFAS No. 128, Earnings Per Share, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes the new standards will not have a material impact on the Company's financial statements presented herein or in the future.

(2) EXECUTIVE STOCK OPTION PLAN

The Company's president has agreed to perform services on behalf of the Company for no compensation through December 31, 1998. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. No options have been exercised as of March 31, 2000.

(3) RECEIVABLE - RELATED PARTY

The receivable from related entity is an unsecured non-interest bearing loan which has no repayment terms. The Company has agreed to loan up to a maximum of $650,000.

The receivable is due from Powerball Technologies, LLC (A Development Stage Company). Natex Corporation is a 50% owner of Powerball Technologies, LLC.

(4) INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. have agreed to form a limited liability company (the "Joint Venture") to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. will assign the Technology License to the Joint Venture, or will sub-license the Technology to the Joint Venture for a 50% ownership interest in the Joint Venture. The Company invested $250,000 in the Joint Venture for a 50% ownership interest in the Limited Liability Company Powerball Technologies, LLC (A Developmental Stage Company). The Company has also agreed to loan up to $650,000 to the Joint Venture if such funds are required for the Joint Venture's operations (See Note 3).

                            NATEX CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
           From Inception on July 9, 1997 to September 30, 1999



(5) STOCK OFFERING

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000. In April 1999, the Company successfully completed a private placement offering of 400,000 shares of its $.001 par value common stock for $200,000, also in June 1999, the Company exchanged services for 10,000 shares of the its $.001 par value stock of which was valued at $40,000. In December 1999, the Company successfully completed a private placement offering of 120,000 shares of its $.001 par value common stock for $120,000.

(6) INCOME TAXES

At December 31, 1999, the Company has a net operating loss carryforward of approximately $552,700 which will begin to expire between the year 2012 and 2019.

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

Year 2000 Disclosure
--------------------
The Company did not experience any Year 2000 problems and does not anticipate any problems at this time.

Results of Operations
---------------------
Three Months Ended March 31, 2000 compared with March 31, 1999
--------------------------------------------------------------
Revenues. The Company's expects that initial revenues will be generated primarily through its investment in the JV and those profits, if any that will be derived through the licensing of the JV's technology and/or manufacturing and sale of hydrogen generation systems by the JV. The Company had no revenues for the three month periods ended March 31, 2000 and 1999, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three month period ended March 31, 2000, 1999, the Company had total operating expenses of $63,847, compared to $19,773 for the same period ending March 31, 1999. The increase in operating expenses is attributable primarily to an increase in equity loss from the JV of $37,782, and increases of $3,400 and $2,975 in professional fees and filing fees.

Other Income. Other income for the three month period ended March 31, 2000 consisted of $190 of interest income, compared with $459 for the three month period ended March 31, 1999.

The Company experienced a net loss of $63,657 for the three month period ended March 31, 2000 and a net loss of $19,415 for the three month period ended March 31, 1999. The Company's net loss since inception has been $603,801. The net loss per share for the three month period ended March 31, 2000 was $0.04, based on the weighted average number of shares outstanding of 1,440,538 shares, compared to $0.03 based on weighted average number of shares outstanding of 600,000 at March 31, 1999. The net loss per share since Inception has been $0.72, based on the weighted average number of shares outstanding of 842,864.

Liquidity and Capital Resources
-------------------------------
In connection with the Company's organization the founding shareholders acquired 200,000 shares of the Company's common stock for $40,000 cash. Thereafter, in December 1997, the Company completed a public offering of 400,000 shares of common stock at a price of $1.00 per share for aggregate offering proceeds of $400,000. In April 1999, the Company successfully completed a private placement offering of 400,000 shares of its $.001 par value common stock for $200,000. In December 1999, the Company successfully completed a private placement offering of 120,000 shares of its $.001 par value common stock for $120,000.

The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in the JV; the loan of additional working capital to JV, and for the continued development activities of the Company.

In December 1997, the Company entered into the JV with Powerball Industries wherein the Company contributed $250,000 cash. In addition to the original $250,000 capital contribution to the JV made by the Company, the Company has agreed to loan additional capital to the JV for the purpose of (i) further development of the Technology; (ii) construction of the Plant; (iii) the manufacture of Tanks; (iv) demonstrate the commercial viability of the Technology; (v) develop commercial markets for the Technology; and(vi) meet the JV's ongoing working capital requirements. Because of the JV's working capital needs, the Company has agreed to loan additional monies to the JV up to $650,000. As of March 31, 2000, the Company had an outstanding receivable from the JV an aggregating $607,000. All funds loaned to the JV were obtained by the Company through the sale of its equity securities.

At March 31, 2000, the Company had current assets of $66,112 and current liabilities of $20,000 for working capital of $46,112. At March 31, 2000, the Company had other assets of $607,000, consisting entirely of the Company's receivable from the JV.

Cash used in operations for the three month period ended March 31, 2000 was $(8,080) compared to $117 for the period ended March 31, 1999. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

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

The Company is expecting that a proposed merger with Powerball Industries will be approved at a Special Meeting of Shareholders scheduled to take place on May 15, 2000. See PART II, Item 5, Other Information. Members of management and other principal shareholders owning more than 50% of the Company's issued and outstanding shares of common stock have indicated their intent to vote in favor of the proposed merger. When the proposed merger is approved, the JV will become the wholly-owned subsidiary of the Company, and all the expenses of the JV will be consolidated with those expenses of the Company. The Company expects that it will continue to incur operational losses for the balance of its fiscal year, primarily as a result of expenditures related to the operation of the Plant and the general overhead thereto. Although the Plant is completed, because of the consolidation of operations such operating expenses are expected to increase.

Because the Company anticipates its operating expenses to increase as a result of the proposed merger, the Company does not believe that it has sufficient working capital to meet all of such anticipated expenses in the next twelve months. The Company hopes that the Plant may begin to generate some operating revenues during the balance of the Company's fiscal year, but cannot determine when it will receive revenues or the amount of such potential revenues, if any, at this time. Accordingly, the Company anticipates that within the next year additional funds will be needed to allow the Company to continue its operations and to enter into other markets for hydrogen technology.

The Company will most likely first seek additional debt and equity funding through its existing shareholders, but the Company has no agreements for such funding in place and there can be no assurance that such funding will be available to the Company on acceptable terms. There can be no assurance that any additional required funding will be available to the Company.


                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

On April 25, 2000, the Company filed a Definitive Information Statement pursuant to Section 14(c)of the Securities and Exchange Act of 1934, which Definitive Information Statement was mailed the same day to all shareholders entitled to vote at a Special Meeting of Shareholders scheduled to take place on May 15, 2000. The Definitive Information Statement details the board of directors' resolutions, subject to shareholder approval, providing for a merger (the "Agreement and Plan of Merger") of the Company with Powerball Industries, Inc. ("PIC"). Under the Agreement and Plan of Merger, the Company will acquire all the issued and outstanding stock of PIC in exchange for the issuance of one million five hundred thousand (1,500,000) shares of the Company's common stock. If the Agreement and Plan of Merger is approved by the shareholders, the 1,469,000 shares of common stock presently issued and outstanding would be increased to 2,969,000 by the issuance of the shares.
A summary of the additional terms of the merger, as well as a copy of the executed Agreement and Plan of Merger are included in the above-mentioned filing which may be obtained on the SEC's EDGAR web site at www.sec.gov, or from the Company by written request.

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

                                      NATEX CORPORATION
                                      [Registrant]

Dated: May 12, 2000               By/S/Robert K. Ipson, President,
                                      and Director