Form 10QSB
period 2000-06-30
POWERBALL INTERNATIONAL INC
filed 2000-08-16
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   June 30, 2000

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-25873
                                             -------

                       POWERBALL INTERNATIONAL, INC.
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

                              NATEX CORPORATION
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          3,039,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2000

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

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                          (Formerly NATEX CORPORATION)
                         (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEET

                                              June 30,           December 31,
                                               2000                  1999
                                           -------------          ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                  $    44,215            $    79,190
     Accounts receivable-stockholder             6,294                   -
     Inventory                                     972                   -
     Stock subscription receivable -
      related party                               -                    50,000
                                           -----------            -----------
       TOTAL CURRENT ASSETS                     51,481                129,190
                                           -----------            -----------
     Fixed assets net of depreciation           21,827                   -
     Patents and license agreements
      net of amortization                       16,588                   -
     Receivable - related party                   -                   472,000
                                           -----------            -----------
     TOTAL OTHER ASSETS                         38,415                472,000
                                           -----------            -----------
     TOTAL ASSETS                          $    89,896            $   601,190
                                           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Account payable                       $                      $       807
     Accrued liabilities                           404                   -
     Deferred equity on stock sale              20,000                 10,000
                                           -----------            -----------
     TOTAL CURRENT LIABILITIES                  20,404                 10,807
                                           -----------            -----------
NONCURRENT LIABILITIES
     Investment in LLC at cost less
      share of losses                             -                   140,165
                                           -----------            -----------
STOCKHOLDERS' EQUITY
     Common stock, $ .001 par value;
     authorized 25,000,000 shares
     Issued and outstanding 3,039,000
     and 1,399,000 shares in
     2000 and 1999, respectively                 3,039                  1,399
     Additional paid in capital                769,665                988,963
     (Deficit) accumulated during
     the development stage                    (703,212)              (540,144)
                                           -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                 69,492                450,218
                                           -----------            -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $    89,896            $   601,190
                                           ===========            ===========



See accompanying notes

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                          (Formerly NATEX CORPORATION)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
      Three months and six months ended June 30, 2000 and June 30, 1999 and the Period from
              July 9, 1997 (Date of Inception) to June 30, 2000

                            Three months       Six months        Three months      Six months       July, 1997
                              ended              ended               ended            ended          (Inception)
                           June 30, 2000      June 30, 2000     June 30, 1999    June 30, 1999     June 30, 2000
                             (unaudited)       (unaudited)         (unaudited)    (unaudited)      (unaudited)
                           -------------      -------------    --------------   --------------    -------------
REVENUE                     $       -          $       -        $       -        $        -         $      -
  Equity in loss from LLC           -                56,384           18,336            36,938          446,549
  General and administrative      20,355             21,443            4,906             6,077           33,726
  Professional fees               19,516             22,916            2,480             2,480          120,271
  Filing Fees                       -                 2,975            2,515             2,515           17,966
  Research and development        62,477             62,477             -                 -              62,477
                            ------------         ----------        ---------       -----------      -----------
TOTAL OPERATING EXPENSES         102,348            166,195           28,237            48,010          680,989
                            ------------         ----------        ---------       -----------      -----------
OPERATING (LOSS)                (102,348)          (166,195)         (28,237)          (48,010)        (680,989)

Other income and expense
  Interest income                     83                273              177               636            2,349
Limited sales of tanks net
  of direct production costs
  of $1,046                        2,954              2,954             -                 -               2,954
                            ------------         ----------        ---------       -----------      -----------
(Loss) before provision
for income taxes                 (99,311)          (162,968)         (28,060)          (47,374)        (675,686)

Provision for
income taxes                         100                100             -                  100              300
                            ------------         ----------        ---------       -----------      -----------
NET (LOSS)BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE               (99,411)          (163,068)         (28,060)          (47,474)        (675,986)

Cumulative effect of
 accounting change for
 organization costs                 -                  -                -                 -             (27,226)
                            ------------         ----------        ---------       -----------      -----------
NET (LOSS)                  $    (99,411)        $ (163,068)      $  (28,060)      $   (47,474)     $  (703,212)
                            ============         ==========        =========       ===========      ===========
NET (LOSS) PER COMMON
 SHARE BEFORE ACCOUNTING
 CHANGE                     $      (0.05)        $    (0.10)      $    (0.03)      $     (0.06)     $     (0.68)
                            ============         ==========        =========       ===========      ===========
CUMULATED EFFECT OF
 ACCOUNTING CHANGE          $      (0.00)        $    (0.00)      $    (0.00)      $     (0.00)     $     (0.03)
                            ============         ==========        =========       ===========      ===========
NET (LOSS) PER COMMON
 SHARE                      $      (0.05)        $    (0.10)      $    (0.03)      $     (0.06)     $     (0.71)
                            ============         ==========        =========       ===========      ===========

Weighted average
number of common shares        1,844,165          1,642,352          941,538           771,713          990,739
                            ============         ==========        =========       ===========      ===========



See accompanying notes

             POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                 Six Months ended June 30, 2000 and June 30, 1999
                            and the Period from
                July 9, 1997 (Date of Inception) to June 30, 2000

                                        Six months         Six months       July 9, 1997
                                           ended             ended        (inception) to
                                       June 30,2000      June 30,1999       June 30,2000
                                       ------------      ------------     --------------
                                        (unaudited)       (Unaudited)        (unaudited)
CASH FLOW FROM
OPERATING ACTIVITIES
 Net (loss)                             $  (163,068)       $  (47,474)       $  (703,212)
Adjustments to reconcile
 net (loss) to net cash
 provided by operating activities
 Cumulative change in accounting
  principle                                    -                 -                27,226
 Stock issued for services                     -                 -                75,000
 Decrease in investment in LLC               56,384            36,938            446,549
 Amortization prior to change in
  accounting principle                         -                1,857              1,239
 Depreciation and amortization from
  acquired business                           1,204              -                 1,204
Changes in assets and liabilities
 Increase in accounts receivable-stockholder (6,294)             -                (6,294)
 Increase in inventory                         (972)             -                  (972)
(Decrease)increase in accounts
  payable                                      (807)             -                  -
 Increase in accrued liabilities                404              -                   404
 Increase in
  organization costs                           -               10,882            (28,465)
                                        -----------        ----------        -----------
Net cash (used) by
operating activities                       (113,149)            2,203           (187,321)

CASH FLOW FROM
INVESTING ACTIVITIES
 Related party loans                         10,000          (231,000)            20,000
 Purchase of business, net
  of cash acquired and equity adjustment
  from related party transactions
  due to merger                             (71,826)             -              (706,826)
                                        -----------        ----------        -----------
Net cash provided (used)
by investing activities                     (61,826)         (231,000)          (686,826)

CASH FLOW FROM
FINANCING ACTIVITIES
 Proceeds from issuance
  of common stock                           140,000           240,000            960,000
 Direct costs of stock sale                    -                 -               (41,638)
                                        -----------         ---------        -----------
Net cash provided by
financing activities                        140,000           240,000            918,362
                                        -----------         ---------        -----------
(Decrease) increase in cash                 (34,975)          (11,203)            44,215

Cash and cash equivalents
beginning of period                          79,190            65,664               -
                                        -----------         ---------        -----------
Cash and cash equivalents
end of period                           $    44,215         $  54,461        $    44,215
                                        ===========         =========        ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid during
the period                               $     -             $    -           $     -
                                         ==========          =========        ==========
Income taxes paid during
the period                               $      100          $     100        $      300
                                         ==========          =========        ==========
Stock issued to pay royalties
 and expenses of related entity          $     -             $    -           $   97,000
                                         ==========          =========        ==========

See accompanying notes

                POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                       (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               From Inception on July 9, 1997 to June 30, 2000

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.  Organization
----------------
The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company is in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which will acquire a license for certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. The Company, through its investment in a joint venture, is involved in research and development efforts of commercializing the technology. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC, for 1,500,000 shares of the Company's common stock.

b.  Investment in Limited Liability Company
-------------------------------------------
Prior to the acquisition, the Company accounted for its investment in the Limited Liability Company using the equity method. The acquisition has been accounted for using the purchase method of accounting. The consolidated balance sheet at June 30, 2000 includes the accounts of Powerball International, Inc. (the Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. The consolidated balance sheet at December 31, 1999 and consolidated statement of operations for 1999 excludes the Powerball Technologies, LLC, because the acquisition was consummated in the second quarter of 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

c.  Amortization of Organization Costs
--------------------------------------
The Company was amortizing the organization cost over a 60 month period using the straight-line method. In 1998, the Accounting Standards Executive Committee of the American Institute of Certifies Public Accountants issued Statement of Position (SOP) 98-5. The SOP requires the start-up cost to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of the accounting change of $27,226.

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

                POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                       (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               From Inception on July 9, 1997 to June 30, 2000

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
g.  Net Income (Loss) Per Common Share
--------------------------------------
Primary earnings (loss) per common share is calculated by dividing net income
(loss) for the period by the weighted average number of the Company's common shares outstanding and dilutive common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings (loss) per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported due to negative dilution.

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

(2) EXECUTIVE STOCK OPTION PLAN

The Company's president has agreed to perform services on behalf of the Company for no compensation through December 31, 1998. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. No options have been exercised as of June 30, 2000.

(3) RECEIVABLE - RELATED PARTY

The receivable from related entity was an unsecured non-interest bearing loan which has no repayment terms. The Company now accounts for the related party loan as an intercompany transfer and is eliminated in consolidation.

The receivable was due from Powerball Technologies, LLC (A Development Stage Company). Natex Corporation was a 50% owner of Powerball Technologies, LLC, until the second quarter 2000 merger.

(4) INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. had agreed to form a limited liability company (the "Joint Venture") to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc., sub-licensed the Technology to the Joint Venture for a 50% ownership interest in the Joint Venture. The Company invested $250,000 in the Joint Venture for a 50% ownership interest in the Limited Liability Company Powerball Technologies, LLC (A Developmental Stage Company). The Company completed its plan of merger with Powerball Industries, Inc. in the second quarter ended June 30, 2000. The Company acquired the remaining 50% interest in Powerball Technologies, LLC for 1,500,000 shares of the Company's common stock.

                POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                       (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               From Inception on July 9, 1997 to June 30, 2000

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

(7) PROFORMA CONSOLIDATED REVENUE, EARNINGS, AND EARNINGS PER SHARE
The following table sets for revenue, earnings and earnings per share as if the Company had operated Powerball Technology, LLC. as a wholly owned subsidiary from the beginning of the periods presented.

                            Three months       Six months        Three months       Six months      July, 1997
                              ended              ended               ended            ended          (Inception)
                           June 30, 2000      June 30, 2000     June 30, 1999    June 30, 1999     June 30, 2000
                             (unaudited)       (unaudited)         (unaudited)    (unaudited)      (unaudited)
                           -------------      -------------    --------------   --------------    -------------
REVENUE                     $       -          $       -        $       -        $        -         $      -
                            ============         ==========        =========       ===========      ===========

NET (LOSS)                  $    (99,412)        $ (219,451)      $ (319,474)      $ (641,615)     $ (1,149,760)
                            ============         ==========        =========       ===========      ===========

NET (LOSS) PER COMMON
 SHARE                      $      (0.03)        $    (0.07)      $    (0.13)      $     (0.28)     $     (0.44)
                            ============         ==========        =========       ===========      ===========

See accompanying notes

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

General
-------
During the beginning of the second quarter ended June 30, 2000, the Company's shareholders approved an Agreement and Plan of Merger in with which the Company acquired all of the issued and outstanding shares of Powerball Industries, Inc. ("PIC"), a privately-held Utah corporation. Under the Agreement and Plan of Merger, the Company acquired all the issued and outstanding stock of PIC in exchange for the issuance of one million five hundred thousand (1,500,000) shares of the Company's common stock. In connection with the acquisition, the Company's shareholders elected new directors and voted in favor of a proposal to change the Company's name to Powerball International, Inc.

PIC was the owner of all rights, title and interest in certain technology relating to a Hydrogen Generation System and Fuel Pellet for a Hydrogen Generation System and all present and future patents and patent applications as are or later filed relating to the above invention in the United States, and any and all foreign countries, if any (hereinafter the "Technology"). PIC was the Company's joint venture partner in Powerball Technologies, LLC ("PT"). PT holds an Assignment for the Technology subject to certain royalty payments to Jed Checketts, the inventor of the Technology. The Technology forms the basis for the operations of PT, and is the essential reason the Company was invested in PT.

By effecting the merger, the Company and its shareholders obtained direct ownership of the Technology. The merger also consolidated ownership of PT, with PT becoming a wholly-owned subsidiary of the Company.

The terms of the transaction and the complete Agreement and Plan of Merger is included as an exhibit to the Definitive Information Statement filed with the Securities and Exchange Commission on April 24, 2000.

Results of Operations
---------------------
Three and Six Months Ended June 30, 2000 compared with June 30, 1999
--------------------------------------------------------------------
Revenues. The Company's expects that initial revenues will be generated primarily through its wholly-owned operating subsidiary, Powerball Technologies, LLC ("PT"), and those profits, if any that will be derived through the licensing of the PT's technology and/or manufacturing and sale of hydrogen generation systems by PT. The Company had no revenues for the three and six month periods ended June 30, 2000 and 1999, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and six month period ended June 30, 2000, the Company had total operating expenses of $102,348 and $166,195, compared to $28,237 and $48,010 for the same periods ending June 30, 1999. The increase in operating expenses is attributable primarily to an increase in research and development costs related to PT of $62,477, an increase in equity loss from PT of $19,446, and increases of $20,436 and $15,366 in professional fees and general and administrative expenses, respectively, for the six month period.

Other Income. Other income for the three and six month period ended June 30, 2000 consisted of $83 and $273 of interest income and $2,954 and $2,954
(net)from limited sales of tanks, compared with $177 and $636 of interest income for the six month period ended June 30, 1999.

The Company experienced a net loss of $99,411 and $163,068 for the three and six month period ended June 30, 2000 compared with a net loss of $28,060 and $47,474 for the three and six month period ended June 30, 1999. The Company's net loss since inception has been $703,212. The net loss per share for the three and six month period ended June 30, 2000 was $0.05 and $0.10, based on the weighted average number of shares outstanding of 1,844,165 and 1,642,352 shares, compared to $0.03 and $0.06 based on weighted average number of shares outstanding of 941,538 and 771,713 at June 30, 1999. The net loss per share since Inception has been $0.71, based on the weighted average number of shares outstanding of 990,739.

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

The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in PT; the loan of additional working capital to PT, and for the continued development activities of the Company.

In December 1997, the Company entered into the joint venture (PT) with Powerball Industries wherein the Company contributed $250,000 cash. In addition to the original $250,000 capital contribution to PT made by the Company, the Company agreed to loan additional capital to PT for the purpose of (i) further development of the Technology; (ii) construction of the Plant;
(iii) the manufacture of Tanks; (iv) demonstrating the commercial viability of the Technology; (v) developing commercial markets for the Technology; and(vi) meeting PT's ongoing working capital requirements. Because of PT's working capital needs, the Company agreed to loan additional monies to PT up to $650,000. Because of the merger with PIC, the Company's balance sheet at June 30, 2000 no longer reflects the loans to PT as a receivable because the loans are now treated as an intercompany transaction and consolidated. The balance sheet at June 20, 2000 shows a reduction in total assets to $89,896 from $601,190 at December 31, 1999 as a result of the consolidation. All funds loaned to PT were obtained by the Company through the sale of its equity securities.

At June 30, 2000, the Company had current assets of $51,481 and current liabilities of $20,404 for working capital of $31,077. At June 30, 2000, the Company had other assets of $38,415, consisting of fixed assets of $21,827 and patents and license agreements of $16,588.

Cash used in operations for the six month period ended June 30, 2000 was $113,149 compared to cash increase of $2,203 for the period ended June 30,

1999. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

As a result of the merger, PT is the wholly-owned subsidiary of the Company, and all the expenses of PT will be consolidated with those expenses of the Company. The Company expects that it will continue to incur operational losses for the balance of its fiscal year, primarily as a result of expenditures related to the operation of the Plant and the general overhead thereto. Although the Plant is completed, because of the consolidation of operations such operating expenses are expected to increase. The Company hopes that the Plant may begin to generate some operating revenues during the balance of the Company's fiscal year, but cannot determine when it will receive revenues or the amount of such potential revenues, if any, at this time.

In the period ended June 30, 2000, the Company raised a total of $140,000 from existing shareholders through the exercise of outstanding warrants.
Subsequent to the end of the period, the Company raised an additional $400,000 in a private placement to a single investor.

However, the Company anticipates that within the next year additional funds may be needed to allow the Company to continue its operations and to enter into other markets for hydrogen technology. If necessary, the Company will most likely first seek additional debt and equity funding through its existing shareholders, but the Company has no agreements for such funding in place and there can be no assurance that such funding will be available to the Company on acceptable terms. There can be no assurance that any additional funding, if required, will be available to the Company.


                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

During the beginning of the second quarter ended June 30, 2000, the Company's shareholders approved an Agreement and Plan of Merger in which the Company acquired all of the issued and outstanding shares of Powerball Industries, Inc. ("PIC"), a privately-held Utah corporation. Under the Agreement and Plan of Merger, the Company acquired all the issued and outstanding stock of PIC in exchange for the issuance of one million five hundred thousand (1,500,000) shares of the Company's common stock. As a result of the approval of the Agreement and Plan of Merger, the 1,469,000 shares of common stock issued and outstanding prior to the merger was increased to 2,969,000 by the issuance of the shares. Of the 1,500,000 shares issued in connection with the merger, Jed Checketts, a former minority shareholder of the Company, was issued a total of 1,078,000 shares. Prior to the merger, Mr. Checketts held 15,000 shares, or 1.02% of the Company's issued and outstanding shares. Following the merger, Mr. Checketts held 1,093,000 shares, or 36.82% of the Company's issued and outstanding shares.

During the period ended June 30, 2000, the Company issued 140,000 shares to existing warrant holders pursuant to the exercise of 140,000 outstanding warrants at $1.00 per share. In consideration for exercising the first 50,000 of such warrants, the Company agreed to issue the exercising warrant holders additional warrants for up to 150,000 shares at the then current market price of $5.00 per share.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on May 15, 2000. Robert Ipson, President of the Company, called the meeting to order and indicated that there were 67,500 shares present in person and 963,500 shares represented by proxy and that a quorum of shareholders was present, that the meeting was duly called and noticed, and was properly convened for the transaction of business. As evidence of the proper notice of the meeting, it was indicated that the following documents were being inserted into the minute book: (1) printed notice of the meeting dated April 24, 2000, (2) a list of shareholders as of April 24, 2000, the record date, which shows that the Company had 1,469,000 shares of common stock issued and outstanding; and (3) a certificate of mailing, stating that the Notice of Special Meeting was sent to all shareholders on April 25, 2000.

     The purpose of the Meeting was for the shareholders to consider and vote on the following proposals:

1. Elect Robert Ipson, Phillip McStotts and Jed Checketts as directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

2. Adopt an agreement and plan of merger under which the Company will issue 1,500,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Powerball Industries, Inc., and change the name of the Company to Powerball International, Inc., appointing Jed Checketts President of the Company;

3. Approve the Company's 2000 Stock Option and Award Plan; and

4. Consider and act upon the ratification of the appointment of David Thomson, P.C., as independent public accountants.

The Chairman indicated that the board of directors had unanimously approved the proposals. The number of shares required to approve the proposals was 734,501 shares with 1,031,000 shares of common stock voted in favor none against and none withholding authority. The Chairman declared that the proposals were adopted.

                           ITEM 5.  OTHER INFORMATION

     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule


(b)     Reports on Form 8-K.
        --------------------
Date of report     Items reported
--------------     --------------
June 8, 2000        1,2,and 7

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      POWERBALL INTERNATIONAL, INC.
                                      [Company]

Dated: August 15, 2000               By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer