Form 10QSB
period 2000-09-30
POWERBALL INTERNATIONAL INC
filed 2000-11-09
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2000

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          3,216,500
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2000

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                   POWERBALL INTERNATIONAL, INC. & SUBSIDIARY
                          (Formerly NATEX CORPORATION)

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

                   POWERBALL INTERNATIONAL, INC. & SUBSIDIARY
                          (Formerly NATEX CORPORATION)
                         (A Development Stage Company)
                                 Balance Sheet

                                           September 30,          December 31,
                                               2000                   1999
                                           -------------          ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                  $   427,654            $    79,190
     Accounts receivable-stockholder             6,294                   -
     Inventory                                   1,547                   -
     Stock subscription receivable-
      related party                               -                    50,000
                                           -----------            -----------
       TOTAL CURRENT ASSETS                    435,495                129,190
                                           -----------            -----------
     Fixed assets net of depreciation           22,169                   -
     Patents and license agreements net
      of amortization                           16,100                   -
     Receivable-related party                     -                   472,000
                                           -----------            -----------
     TOTAL OTHER ASSETS                         38,269                472,000
                                           -----------            -----------
     TOTAL ASSETS                          $   473,764            $   601,190
                                           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Account payable                       $      -               $       807
     Accrued liabilities                           384                   -
     Other liabilities                          60,000                 10,000
                                           -----------            -----------
     TOTAL CURRENT LIABILITIES                  60,384                 10,807
                                           -----------            -----------
STOCKHOLDERS' EQUITY
     Common stock, $ .001 par value;
     authorized 25,000,000 shares
     Issued and outstanding 3,216,500
     and 1,399,000 shares in
     2000 and 1999, respectively                 3,216                  1,399
     Additional paid in capital              1,236,988                988,963
     (Deficit) accumulated during
     the development stage                    (826,824)              (540,144)
                                           -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                413,380                450,218
                                           -----------            -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   473,764            $   601,190
                                           ===========            ===========




See accompanying notes.

                   POWERBALL INTERNATIONAL, INC. & SUBSIDIARY
                          (Formerly NATEX CORPORATION)
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             Three and Nine Months ended September 30, 2000 and 1999,
                              and the Period from
              July 9, 1997 (Date of Inception) to September 30, 2000


                       Three months      Nine months    Three Months   Nine Months     July, 1997
                          ended            ended           ended          ended       (Inception)
                       Sept 30, 2000    Sept 30, 2000    Sept 30, 1999 Sept 30, 1999 Sept 30,2000
                        (unaudited)      (Unaudited)      (Unaudited)   (Unaudited)   (unaudited)

REVENUE                 $        0       $         0      $         0     $       0     $      0
 Equity in loss
  from LLC                    -               56,384            7,884        44,822      446,549
 General and
  administrative            20,258            41,701           77,701        83,778       53,984
  Professional fees         16,660            39,576            6,197         8,677      136,931
  Filing Fees                    0             2,975             -            2,515       17,966
 Research and
  development               89,913           152,390             -             -         152,390
                         ---------       -----------      -----------     ---------     --------
TOTAL OPERATING EXPENSES   126,831           293,026           91,782       139,792      807,820
                         ---------       -----------      -----------     ---------     --------
OPERATING (LOSS)          (126,831)         (293,026)         (91,782)     (139,792)    (807,820)

Other income and expense
 Interest income             3,171             3,444              332           968        5,520
 Limited sales of tanks
  net of direct
  production costs of
  $1,046                        48             3,002             -             -           3,002
                         ---------       -----------      -----------     ---------     --------
(Loss) before provision
for income taxes          (123,612)         (286,580)         (91,450)     (138,824)    (799,298)

Provision for
income taxes                  -                  100             -              100          300
                         ---------       -----------      -----------     ---------     --------
NET (LOSS) BEFORE
 CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE     (123,612)         (286,680)         (91,450)     (138,924)    (799,598)

Cumulative effect of
 accounting change for
 organization costs           -                 -                -             -         (27,226)
                         ---------       -----------      -----------     ---------    ---------
NET (LOSS)              $ (123,612)      $  (286,680)     $   (91,450)    $(138,924)   $(826,824)
                         =========       ===========      ===========     =========    =========
NET (LOSS) PER
COMMON SHARE BEFORE
ACCOUNTING CHANGE       $    (0.04)      $     (0.13)     $     (0.08)    $   (0.15)   $   (1.11)
                         =========       ===========      ===========     =========    =========
CUMULATED EFFECT OF
ACCOUNTING CHANGE       $    (0.00)      $     (0.00)     $     (0.00)    $   (0.00)   $   (0.04)
                         =========       ===========      ===========     =========    =========

NET (LOSS) PER
COMMON SHARE            $    (0.04)      $     (0.13)     $     (0.08)    $   (0.15)   $   (1.15)
                         =========       ===========      ===========     =========    =========

Weighted average
number of common shares  3,086,337         2,127,193        1,181,957        909,963     717,522
                         =========       ===========      ===========     ==========    ========

The footnotes hereto are an integral part of these financial statements.

                   POWERBALL INTERNATIONAL, INC. & SUBSIDIARY
                          (Formerly NATEX CORPORATION)
                         (A Development Stage Company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months ended September 30, 2000 and 1999,
                              and the Period from
              July 9, 1997 (Date of Inception) to September 30, 2000

                                Nine Months      Nine Months       July 9, 1997
                                           ended             ended        (inception) to
                                    September 30, 2000 September 30, 1999 September 30, 2000
                                       ------------      ------------     --------------
                                        (unaudited)       (Unaudited)        (unaudited)
CASH FLOW FROM
OPEATING ACTIVITIES
Net (loss)                             $ (286,680)       $ (138,924)       $  (826,824)
Adjustments to reconcile
net (loss) to net cash
provided by operating
activities
 Cumulative change in
  accounting principle                       -                 -                27,226
 Stock issued for services                   -               75,000             75,000
 Decrease in investment in LLC             56,384            44,822            446,549
 Amortization prior to change
  in accounting principle                    -                3,361              1,239
 Depreciation and amortization
  from acquired business                    2,408              -                 2,408
Changes in assets and liabilities
 Increase in accounts receivable-
  stockholder                              (6,294)             -                (6,294)
 Increase in inventory                     (1,547)             -                (1,547)
 (Decrease) increase in accounts
  payable                                    (807)             -                  (807)
 Increase in accrued liabilities              384              -                   384
 Increase in organization costs              -              (11,524)           (28,465)
                                      -----------        ----------        -----------
Net cash (used) by
operating activities                     (236,152)          (27,265)          (310,324)

CASH FLOW FROM
INVESTING ACTIVITIES
 Related party loans                       50,000          (261,000)            60,000
 Purchase of equipment                     (1,058)             -                (1,058)
 Purchase of business, net of cash
  acquired and equity adjustment
  from related party transactions
  due to merger                           (71,826)             -              (706,826)
                                      -----------        ----------        -----------
Net cash provided (used)
by investing activities                   (22,884)        (261,000)           (647,884)

CASH FLOW FROM
FINANCING ACTIVITIES
 Proceeds from issuance of
  common stock                            607,500           340,000          1,427,500
 Direct costs of stock sale                  -                 -               (41,638)
                                      -----------        ----------        -----------
Net cash provided by
financing activities                      607,500           340,000          1,385,862
                                      -----------        ----------        -----------
Increase in cash                          348,464            51,735            427,654
Cash and cash equivalents
beginning of period                        79,190            65,664               -
                                      -----------        ----------        -----------
Cash and cash equivalents
end of period                         $   427,654        $  117,399        $   427,654
                                      ===========        ==========        ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid during
the period                            $      -           $     -           $      -
                                      ===========        ==========        ===========
Income taxes paid during
the period                            $       100        $      100        $       300
                                      ===========        ==========        ===========
Stock issued to pay royalties
and expenses of related entity        $      -           $     -           $    97,000
                                      ===========        ==========        ===========

   See accompanying footnotes.

                POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                       (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               From Inception on July 9, 1997 to September 30, 2000

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.  Organization
----------------
The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company is in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license for certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. The Company, through its investment in a joint venture, is involved in research and development efforts of commercializing the technology. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC, for 1,500,000 shares of the Company's common stock.

b.  Investment in Limited Liability Company
-------------------------------------------
Prior to the acquisition, the Company accounted for its investment in the Limited Liability Company using the equity method. The acquisition has been accounted for using the purchase method of accounting. The consolidated balance sheets at September 30, 2000 include the accounts of Powerball International, Inc. (the Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. The consolidated balance sheet at December 31, 1999 and consolidated statement of operations for 1999 excludes the Powerball Technologies, LLC, because the acquisition was consummated in the second quarter of 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                       (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               From Inception on July 9, 1997 to September 30, 2000

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

(2) EXECUTIVE STOCK OPTION PLAN

The Company's president agreed to perform services on behalf of the Company for no compensation through December 31, 1998. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. No options have been exercised as of September 30, 2000. The Company's president also agreed to perform services on behalf of the Company for no compensation through December 31, 1999. The Board of Directors agreed on July 7, 1999 to grant warrants to purchase 150,000 shares of the Company's common stock at $1 per share. 30,000 warrants have been exercised as of September 30, 2000.

(3) RECEIVABLE - RELATED PARTY

The receivable from related entity was an unsecured non-interest bearing loan which has no repayment terms. The Company now accounts for the related party loan as an intercompany transfer which is eliminated in consolidation.

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

                POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                        (Formerly NATEX CORPORATION)
                       (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               From Inception on July 9, 1997 to September 30, 2000

(5) STOCK OFFERING

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000. In April 1999, the Company successfully completed a private placement offering of 400,000 shares of its $.001 par value common stock for $200,000, also in June 1999, the Company exchanged services for 10,000 shares of the its $.001 par value stock of which was valued at $40,000. In December 1999, the Company successfully completed a private placement offering of 120,000 shares of its $.001 par value common stock for $120,000. In July 2000, the Company successfully completed a private placement offering of 110,000 units consisting of one common share and one common share warrant of its $.001 par value common stock for $440,000, less offering costs of $40,000, for a net of $400,000.

(6) INCOME TAXES

At December 31, 1999, the Company has a net operating loss carryforward of approximately $552,700 which will begin to expire between the year 2012 and 2019.

(7) PROFORMA CONSOLIDATED REVENUE, EARNINGS, AND EARNINGS PER SHARE
The following table sets for revenue, earnings and earnings per share as if the Company had operated Powerball Technologies, LLC. as a wholly owned subsidiary from the beginning of the periods presented.

                            Three months      Nine months        Three months      Nine months      July, 1997
                              ended              ended               ended            ended          (Inception)
                           Sept 30, 2000      Sept 30, 2000     Sept 30, 1999    Sept 30, 1999     Sept 30, 2000
                             (unaudited)       (unaudited)         (unaudited)    (unaudited)      (unaudited)
                           -------------      -------------    --------------   --------------    -------------
REVENUES                    $       -          $       -        $       -        $        -         $      -
                            ============         ==========        =========       ===========      ===========

NET (LOSS)                  $   (126,612)        $ (343,063)      $  (99,334)      $  (637,225)     $(1,273,372)
                            ============         ==========        =========       ===========      ===========

NET (LOSS) PER COMMON
 SHARE                      $      (0.04)        $    (0.11)      $    (0.04)      $     (0.27)     $     (0.52)
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

General
-------
During the beginning of the second quarter ended June 30, 2000, the Company's shareholders approved the an Agreement and Plan of Merger in with which the Company acquired of all of the issued and outstanding shares of Powerball Industries, Inc. ("PIC"), a privately-held Utah corporation. Under the Agreement and Plan of Merger, the Company acquired all the issued and outstanding stock of PIC in exchange for the issuance of one million five hundred thousand (1,500,000) shares of the Company's common stock. In connection with the acquisition, the Company's shareholders elected new directors and voted in favor of a proposal to change the Company's name to Powerball International, Inc.

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

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2000 compared with
September 30, 1999
------------------------------------------------------------
Revenues. The Company's expects that initial revenues will be generated primarily through its wholly-owned operating subsidiary, Powerball Technologies, LLC ("PT"), and those profits, if any that will be derived through the licensing of the PT's technology and/or manufacturing and sale of hydrogen generation systems by PT. The Company had no revenues for the three and nine month periods ended September 30, 2000 and 1999, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and nine month period ended September 30, 2000, the Company had total operating expenses of $126,831 and $293,026, compared to $91,782 and $139,792 for the same periods ending September 30, 1999. The increase in operating expenses is attributable primarily to an increase in research and development costs related to PT of $89,913 and $152,390, respectively, and increases of $10,463 and $30,899 in professional fees, respectively, offset by decreases in general and administrative expenses of $57,443 and $42,077, respectively, for the nine month period. The increase in research and development costs reflects the Company's acquisition of 100% ownership of PT and consequent responsibility for all the costs associated with PT. The increase in professional fees reflects the accounting, legal and other costs associated with consummating the merger with Powerball Industries, Inc. described above. The decrease in general and administrative expenses is primarily attributable to the fact that Robert Ipson, the Company's CEO, has been providing his services to the Company since January 2000 without compensation. No compensation arrangement has been reached and no expense for such compensation has been accrued in the accompanying financial statements. In the next twelve months, the Company anticipates that operating costs will increase due to additional research and development expenses and the implementation of some as yet undetermined compensation arrangement with Mr. Ipson.

Other Income. Other income for the three and nine month period ended September 30, 2000 consisted of $3,171 and $3,444 of interest income and $48 and $3,002 (net)from limited sales of tanks, compared with $332 and $968 of interest income for the respective periods ended September 30, 1999.

The Company experienced a net loss of $123,612 and $286,680 for the three and nine month period ended September 30, 2000 compared with a net loss of $91,450 and $138,924 for the three and nine month period ended September 30, 1999.
The Company's net loss since inception has been $826,824. The net loss per share for the three and nine month period ended September 30, 2000 was $0.04 and $0.13, based on the weighted average number of shares outstanding of 3,086,337 and 2,127,193 shares, compared to $0.08 and $0.15 based on weighted average number of shares outstanding of 1,181,957 and 909,963 at September 30, 1999. The net loss per share since Inception has been $1.15, based on the weighted average number of shares outstanding of 717,522.

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

In June 2000, in order to raise funds for operations of its subsidiary, management determined that the best source for raising immediate capital was to approach certain warrant holders regarding the exercise of outstanding warrants. In order to induce such warrant holders to exercise the warrants, the Company offered a like number of warrants with an exercise price of $5.00 per share (the then-current market price for the Company's common stock) to each holder exercising previously issued warrants. Accordingly, the Company issued 167,500 shares for aggregate proceeds of $167,500 for the exercise of outstanding warrants and issued 167,500 replacement warrants at $5.00 per share, exercisable beginning June 26, 2000 for a period of two years.

In July 2000, the Company successfully completed a private placement offering of 110,000 units consisting of one common share and one common share warrant of its $.001 par value common stock for $440,000, less offering costs of $40,000, for a net of $400,000.

The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in PT; the loan of additional working capital to PT, and for the continued development activities of the Company. Because of the merger with PIC, the Company's balance sheet at September 30, 2000 no longer reflects the loans to PT as a receivable because the loans are now treated as an intercompany transaction and consolidated. All funds loaned to PT were obtained by the Company through the sale of its equity securities.

At September 30, 2000, the Company had current assets of $435,495 and current liabilities of $60,384 for working capital of $375,111. At September 30, 2000, the Company had other assets of $38,269, consisting of fixed assets, net of depreciation, of $22,169 and patents and license agreements, net of amortization, of $16,100.

Cash used in operations for the nine month period ended September 30, 2000 was $236,152 compared to $138,924 for the period ended September 30, 1999. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

As a result of the merger, PT is the wholly-owned subsidiary of the Company, and all the expenses of PT will be consolidated with those expenses of the Company. The Company expects that it will continue to incur operational losses for the next twelve months, primarily as a result of expenditures related to the operation of the Plant and the general overhead thereto. Although the Plant is completed, because of the consolidation of operations such operating expenses are expected to increase. The Company hopes that the Plant may begin to generate some operating revenues during the next twelve months, but cannot determine when it will receive revenues or the amount of such potential revenues, if any, at this time.

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


                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

During the period ended September 30, 2000, the Company issued 167,000 shares to existing shareholders pursuant to the exercise of outstanding warrants at $1.00 per share for aggregate proceeds of $167,500. As an inducement for the exercise, the Company agreed to issue warrants for additional shares at the current market price of $5.00 per share to the shareholders exercising their outstanding warrants. Accordingly, the Company issued 167,500 replacement warrants at $5.00 per share, exercisable beginning June 26, 2000 for a period of two years.

In July 2000, the Company successfully completed a private placement offering to accredited investors of 110,000 units consisting of one common share and one common share warrant of its $.001 par value common stock for $440,000, less offering costs of $40,000, for a net of $400,000.

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

                                     POWERBALL INTERNATIONAL, INC.


Dated: November 8, 2000              By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer