Form 10KSB
period 2000-12-31
POWERBALL INTERNATIONAL INC
filed 2001-04-17
CIK 1048237

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-25873
                                            ----------
                         POWERBALL INTERNATIONAL, INC.
                         -----------------------------
        (Exact name of registrant as specified in charter)

           Utah                                  84-1431425
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

2095 West 2200 South, West Valley City, Utah                84119
--------------------------------------------              ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (801) 974-9120
                                               ---------------
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

     Based on the average bid and asked prices of the common stock at March 26, 2001, of $5.31 per share, the market value of shares held by nonaffiliates would be $7,870,482.

     As of March 21, 2001, Powerball had 3,451,500 shares of common stock issued and outstanding.

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

                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
History and Organization
------------------------
Powerball International, Inc. (formerly Natex Corporation, hereinafter "Powerball") was incorporated on July 9, 1997 under the laws of the State of Utah for the purpose of raising capital to invest in a joint venture with Powerball Industries, Inc., a Utah corporation ("PIC"). PIC's principal shareholder was Jed Checketts ("Checketts")and was the licensee of certain Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen (the "Technology"). Checketts is the inventor of the Technology. In December, 1997, the Company and PIC formed a joint venture named Powerball Technologies, LLC ("PT"). The Technology forms the basis for the operations of PT, and is the essential reason the Company was invested in PT.

During the beginning of the second quarter ended June 30, 2000, Powerball's shareholders approved an Agreement and Plan of Merger in which the Company acquired of all the issued and outstanding shares of PIC in exchange for 1,500,000 shares of Powerball's common stock. In connection with the acquisition, new directors were elected and the company's name was changed to Powerball International, Inc. The merger also consolidated ownership of PT, with PT becoming a wholly-owned subsidiary of the Company. As a result of the merger, Powerball is now the owner of the Technology.

Sodium Production
-----------------
An important aspect of Powerball's initial plan has been the development of a demonstration plant (the "Plant") to recover metallic sodium from sodium hydroxide on what management believes may be a commercially viable basis for resale to industrial and commercial users. The Plant is designed to be a proto type plant to demonstrate the effectiveness of Powerball's sodium production process. At this filing, the Plant is completed and the final tuning and testing process for sodium production has begun. The pilot plant has successfully produced small quantities of sodium metal from sodium hydroxide. Current research is focused on adjustments that would allow for a continuous production of metallic sodium.

Use of Hydrogen and the Technology in General
---------------------------------------------
Currently hydrogen is mainly utilized as a chemical component for industrial uses. However, the market for hydrogen gas as a fuel source has increased as a result of many factors, including concerns related to cost and environmental concerns surrounding the use of fossil fuels, increased research and development of alternative fuel sources in general, and the development of hydrogen fuel cells. The Technology, as it has currently been developed, and continues to be developed, is an attempt to provide an efficient, cost effective and safe method of producing hydrogen gas for commercial and industrial use.

Powerball's approach to supplying hydrogen to users will be to eliminate the costs and risks of transporting and storing a bulk supply of hydrogen in either a compressed gas or liquid form by producing hydrogen on site as needed. Powerball's fuel pellets are able to safely store an energy dense form of hydrogen as a solid material, at room temperature and normal atmospheric pressure. Powerball expects to be able to demonstrate that the Technology can produce hydrogen gas on an as needed basis by the user (i.e., "Hydrogen On Demand") in a manner it believes will be safer and more cost effective than existing methods.

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

The Hydrogen Generation System is completely operational. It is shipped in three separate wooden crates and can be quickly assembled by the purchaser.
It contains a hydraulic control system and an electronic control system and automatically produces hydrogen by slicing pellets in half inside the Tank. The Tank weighs 52 pounds, holds 600 powerballs and can produce 2280 liters of hydrogen gas on demand between refills.

Supplies
--------
The sodium that is used in the manufacturing of the powerballs has been readily available as a commercial chemical, and it is anticipated that it will continue to be readily available. When the Plant is fully operational, it will provide all the necessary sodium for the manufacture of the powerballs as well as commercial quantities of sodium.

The polyethelene used to coat the powerballs is readily available from a variety of sources at negligible cost, and the components of the hydrogen tanks are standard off-the-shelf parts also available from numerous suppliers.

Because of the ready availability of all the supplies and components, Powerball has not restricted itself to any particular suppliers, although it may seek to establish such relationships if production demands increase substantially.

Powerball believes that the economics of producing hydrogen through the Technology will be dependent upon many factors including the purchase price of key raw materials such as sodium hydroxide and natural gas (methane) and the relative competitive price of other forms of hydrogen as supplied by alternative suppliers.

Potential Products
------------------
If Powerball is able to demonstrate that the Technology will permit the cost effective and safe production of hydrogen, Powerball intends to manufacture, or have manufactured, and ultimately market, the following products:

     Sodium - The Plant is designed to produce sodium from sodium hydroxide, an industrial and manufacturing waste product. Domestic annual sales of metallic sodium exceed $100 million dollars. Sodium is currently used as a component in chemical manufacturing to produce sodium derivative compounds such as sodium borohydride, sodium methylate, sodium tertbutoxide, and as an ingredient to produce or process nylon synthetic fibers, rubber compounds, insecticides, dyes, fragrances, and flavors. In pharmaceutical manufacture it is used in the production of vitamins A and C, ibuprophen, sulfa methoxizane, and certain barbiturates. In metals manufacture and refining, sodium is used to process tantalum, titanium, potassium, silicon, lead, silver, zinc, aluminum alloys and de-scaling of steel. Sodium is currently produced using a method called a "Down's Cell" that electrolyzes molten sodium cloride (salt) and is reliant on large quantities of electricity and an effective method of dealing with or reselling chlorine. The energy source that Powerball utilizes in sodium production is lower in cost than electricity. In addition the Powerball process is energy source flexible. Any economical and locally availability source of heat can be used to produce sodium from sodium hydroxide. These potential heat sources include natural gas, solar concentrators, geothermal, #6 heating oil, or coal. Management believes that the Powerball plant could also be an effective means of capturing the wasted or unmarketable natural gas energy that is currently considered a "stranded resource" or is burned at the well head because of an absence of a pipeline infrastructure.

     Splitting Mechanisms   These are the mechanisms installed in the Tanks
which are used to split the Powerballs, one at a time, as needed to generate hydrogen.

     Tanks    The Tank is a stand alone hydrogen generator where the hydrogen is actually produced. The Tank is constructed of lightweight and strong Kevlar composite material. Steel, stainless steel and other materials can also be used to construct the Tank. The end caps are mounted securely using stainless steel tie rods. High density polyethylene is used for the end cap material along with special strengthening ribs. The pneumatic/hydraulic combination cylinder used to power the Splitting Mechanism is precision machined from honed cylinder material and is rated for 5 million cycles. The blade is made of a special stainless alloy designed to resist corrosion and remain sharp for millions of cycles. Pressure sensing mechanisms, valves, fittings, and static pressure refill ports are made of stainless steel or specially coated brass designed to resist corrosion. Each has been equipped with a pressure gauge, pressure relief valve and a regulator which converts pressure.

If Powerball is successful in obtaining market acceptance of the Technology and the products derived therefrom, it intends to market Tanks to various users including Original Equipment Manufacturer's ("OEM's"), such as electronics manufacturers, experimental fuel cell vehicle manufacturers and power plants. Inasmuch as the Tanks have not been manufactured on a mass basis, the cost of manufacturing the Tanks and the willingness of users to pay a particular price for the Tanks has not been determined with certainty at this time.

     Powerballs    The powerballs are polyethylene coated pellets of sodium
hydride. Powerballs are stored directly in water. They can remain in water for months with little or no change to the coatings. When a powerball is cut in half under water, the sodium hydride inside reacts with the water to produce hydrogen. A powerball will react to completion in approximately 10 seconds. The components of the powerballs are readily available from a variety of sources. Initially, Powerball does not intend to market powerballs as a separate product, but will use powerballs in connection with the generation of hydrogen to be sold to purchasers of hydrogen gas. If initial marketing efforts are successful, Powerball will attempt to market the powerballs with its Tanks.

To date, Tanks have been produced and sold to a variety of companies in the United States and abroad. Powerball has delayed commercial production of the Tanks to concentrate on achieving full operations of the Plant.

Potential Customers
-------------------
Powerball plans to direct its sodium marketing efforts to chemical companies and metal refineries and processors. Initial discussions with potential customers are currently taking place.

The Hydrogen on Demand Technology is not expected to be competitive as an alternative to hydrogen produced from on-site reformation or as a by-product from chemical plants. The business plan of Powerball is to attempt to demonstrate that the Technology is a viable commercial alternative for either the bulk shipment of liquid hydrogen or the bulk shipment of compressed hydrogen gas. Powerball will also attempt to market hydrogen and its hydrogen generating products to oil refineries, power plants and welding operations as part of its initial marketing efforts.

The long-term business plan of Powerball is to manufacture and market hydrogen generation products (i.e., Tanks, powerballs and Plants). First, however, Powerball intends to attempt to prove the commercial viability of the Plant's sodium production process, and subsequently the commercial viability of the Technology by generating and selling hydrogen generated from Powerball's products and Technology to a limited number of industrial users.

As of this date no specific marketing plan for uses has been developed. It is anticipated that a long-term marketing plan will be developed when there has been sufficient acceptance of the Technology and the economics of the Technology, in the market.

Competition for Sodium Market
-----------------------------
Powerball will face significant competition from DuPont who currently dominates the domestic sodium market. There is also foreign sodium production in France, China and other countries. Powerball anticipates eventually achieving a lower product cost due mainly to lower energy costs in the manufacturing process.

Competition for Hydrogen Generation Market
------------------------------------------
Powerball will engage in the business of providing hydrogen generation products to end users and OEM's. Initially, Powerball will compete with other companies supplying hydrogen to industrial and commercial users, such as Air Products, Praxair, and Air Liquide. Generally, such competitors supply their customers with compressed hydrogen gas or liquid hydrogen, and the Company believes its cost effective hydrogen generation system will enable it to obtain a significant market share from such customers. Powerball will also compete with any other companies which may offer technologies and products for hydrogen on demand production, although no other companies offer on demand systems at this time. In a global sense, Powerball will be also be competing with the suppliers of all other fuels including natural gas suppliers, gasoline suppliers, and other similar suppliers.

Powerball is aware of specific competitors working on hydrogen generating equipment, including the Arthur D. Little Corporation, Epyx Corporation, Los Alamos National Laboratory, and Analytic Power Sysvtems. H Power is working on a hydride-water system and Dais Corporation is working on some form of pellets which dissolve in water (according to their web page). Millenium Cell is working on a sodium borohydride system that reacts with a ruthenium catalyst to produce hydrogen. Thermo Power Corporation is working on a slurry of lithium hydride material in oil which reacts with water to produce hydrogen.

Sales of compressed and liquid hydrogen represent an estimated 1 billion dollar per year industry. There is great interest and demand for the development of hydrogen technology and products. This interest and demand will cause many additional companies and individuals to participate in the hydrogen industry.

Nationally, there is significant research and development being conducted in the area of hydrogen fuel generation. The U.S. Government and numerous multinational corporations have and are funding various research projects. The Company believes that most of the competitors and future competitors of Powerball will have significantly greater assets, resources, experience, research and development talent and managerial capabilities than the Company. Although Powerball's managements believes that the Technology has competitive advantages over other technologies, there can be no assurance that Powerball will be able to fund the further development and marketing of Technology and related products, that the Technology will be accepted in the market place or that the Technology will be able to provide hydrogen generating capacity or products on a mass commercial basis.

Intellectual Property Rights
----------------------------
Powerball has applied for a United States patent that covers its proprietary method of producing metallic sodium from waste sodium hydroxide.

Powerball holds United States patents for two primary inventions: (i) a Hydrogen Generation System; and (ii) a Hydrogen Generation Pelletized Fuel (e.g., the Powerball).

Patent Applications for the Technology have been filed in the United States but have not been filed in any other country. Certain information about the Technology has been disclosed on the Internet. As a result of such disclosures, the ability of the original technology owner to obtain a patent in foreign countries has been significantly diminished if not entirely eliminated. There can be no assurance that any foreign patents will ever issue. The failure to obtain patent protection in foreign countries will have an adverse effect on the prospects of Powerball. The possibility exists that without patent protection, numerous competitors could use the Technology in competing products and ventures. The possibility exists that such competitors would have the financial resources necessary to bring products using the technology to market earlier than Powerball.

Government Regulation
---------------------
Shipment of Sodium is regulated by the United States Department of Transportation. Sodium has a DOT Hazard Classification 4.3 (Dangerous when wet material). Safe handling procedures have been in place for many decades.

Research and Development
------------------------
During fiscal 2000, research and development expenses were $274,069. During fiscal 1999, similar expenses were included in the line item "Equity in loss from limited liability company." See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Management anticipates that research and development expenses for fiscal 2001 will be similar or slightly less than for fiscal 2000.

Personnel
---------
At the date of this filing, Powerball, through its subsidiary, has 3 full time and 1 part time employees. All of the employees are at-will and all of the employment arrangements are oral. Powerball intends to put written employment agreements in place for certain key executives and employees in the near future.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Powerball entered into an oral arrangement with Robert K. Ipson, its C.E.O., providing for the use of his residence as its executive office until such time as the Company needed additional facilities. Powerball has not paid Mr. Ipson for the use of his residence. As of March, 2001, Powerball's executive office has been moved to its operating plant facility.

Powerball is conducting its technical operations in a 5,000 sq. foot facility located at 2095 West 2200 South, Salt Lake City, Utah. The facility is subject to two short term leases at a monthly rate of $2,208. The leases are due to expire September 30, 2001. Powerball expects to be able to renew the leases. These facilities will be leased until such time as additional facilities may be required.


                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

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

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 3/31/00                     $19.00                $ 3.00
Quarter ended 6/30/00                     $12.50                $ 5.00
Quarter ended 9/30/00                     $10.75                $ 5.50
Quarter ended 12/30/00                    $ 9.13                $ 5.13

Fiscal Year 1999                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 3/31/99                     $ 2.50                $ 1.12
Quarter ended 6/30/99                     $ 7.00                $ 1.75
Quarter ended 9/30/99                     $ 2.88                $ 1.75
Quarter ended 12/30/99                    $ 3.75                $ 2.88

Fiscal Year 1998                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 3/31/98                     $ 5.81                $ 1.12
Quarter ended 6/30/98                     $ 5.87                $ 1.62
Quarter ended 9/30/98                     $ 4.50                $ 0.94
Quarter ended 12/31/98                  $ 3.50                $ 1.25


     The number of shareholders of record of the Company's Common Stock as of March 26, 2001, was approximately 58.

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

General
-------
Powerball has completed the construction of its pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of metallic sodium. Powerball is in the process of fine tuning and scaling up operations to meet the anticipated commercial demand. Powerball is currently in discussions and working out specifics for a number of demonstration projects for its Hydrogen On Demand Generators. These projects include powering an environmental research submarine focused on global warming research, building a hydrogen refueling station for fuel cell vehicles and a fuel cell powered bicycle.

Prior to the acquisition of the remaining 50% of the joint venture, Powerball accounted for its investment in the joint venture using the equity method of accounting. The acquisition has been accounted for using the purchase method of accounting. (see Note 7 to the financial statements). At December 31, 2000, the consolidated financial statements include the accounts of Powerball and its now wholly-owned operating subsidiary. The consolidated financial statements at December 31, 1999 excludes the subsidiary's financial information because the acquisition was consummated in the second quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation. Research and development expenses for the subsidiary are treated as a separate line item in fiscal 2000 under "Operating Expenses" as opposed to fiscal 1999 when similar expenses were included in the line item as "Equity in loss from limited liability company."

Results of Operations
---------------------
Year ended December 31, 2000 compared to year ended December 31, 1999
---------------------------------------------------------------------
Revenues. Powerball expects that initial revenues will be generated primarily by its Plant through the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. Powerball had no revenues for the years ended December 31, 2000 and 1999, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the year ended December 31, 2000, Powerball had total operating expenses of $455,733. For the year ended December 31, 1999, the Company had total operating expenses of $415,151. The increase in operating expenses is attributable primarily to additional research and development expenses incurred as a result of the acquisition of the remaining 50% interest in the joint venture. Total operating expenses from inception through December 31, 2000 have been $970,527.

Other Income. Other income for the year ended December 31, 2000 consisted of interest income of $7,735 and limited sales of Tanks, net of production costs of $13,003, compared with interest income of $1,234 for the year ended December 31, 1999.

Powerball experienced a net loss of $435,095 for the year ended December 31, 2000 compared to $441,243 for the year ended December 31, 1999. The net loss since inception has been $975,239. The basic loss per share for the year ended December 31, 2000 was $0.18, based on the weighted average number of shares outstanding of 2,408,658 shares, compared to $0.44, based on the weighted average number of shares outstanding of 1,002,356 shares at December 31, 1999. The basic loss per share since Inception has been $0.82, based on the weighted average number of shares outstanding of 1,189,017.

Liquidity and Capital Resources
-------------------------------
Powerball's working capital has come mainly through the sale of its securities. In connection with its organization the founding shareholders acquired 200,000 shares of Powerball's common stock for $40,000 cash. Thereafter, in December 1997, Powerball completed a public offering of 400,000 shares of common stock at a price of $1.00 per share for aggregate offering proceeds of $400,000. In March and April 1999, Powerball completed a private placement of 400,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $1.00 per share) at a price of $0.50 per Unit, for aggregate proceeds of $200,000. Of the warrants issued as part of the Units, 100,000 were exercised as of December 31, 1999, for aggregate proceeds of $100,000. In December 1999, Powerball completed a private placement of 120,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $1.00 per share) at a price of $1.00 per Unit, for aggregate proceeds of $120,000.

In June 2000, in order to raise additional working capital for operations, management determined that the best source for raising immediate capital was to approach certain warrant holders regarding the exercise of outstanding warrants. In order to induce such warrant holders to exercise the warrants, Powerball offered a like number of warrants with an exercise price of $5.00 per share (the then-current market price for the Company's common stock) to each holder exercising previously issued warrants. Accordingly, Powerball issued 167,500 shares of common stock for aggregate proceeds of $167,500 for the exercise of outstanding warrants and thereafter issued 167,500 replacement warrants at an exercise price of $5.00 per share, exercisable beginning June 26, 2000 for a period of two years.

In July 2000, the Company successfully completed a private placement offering of 110,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $400,000.

Subsequent to the end of the fiscal year but prior to the issuance of this report, Powerball completed a private placement offering of 165,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $600,000, payable in installments through July 31, 2001.

Proceeds generated from the sale of Powerball's securities have funded the company's operations, including continued research and development activities. At December 31, 2000, Powerball had current assets of $305,406, consisting of cash of $298,069, receivable due from a stockholder of $6,294, and supplies of $1,043, and current liabilities of $31,688, for working capital of $273,718. At December 31, 2000, Powerball had property and equipment, net of depreciation, of $17,209, and other assets of $21,128, consisting of patents and assigned technology, net of amortization.

Cash used in operations for the year ended December 31, 2000 was $370,968 compared to and $33,836 for the same period ended December 31, 1999. The substantial increase in operating cash used in 2000 reflects the acquisition of the remaining 50% interest in the joint venture and the concomitant increase in operation costs paid directly by Powerball. Since inception Powerball's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

Cash used in investing activities by Powerball during the year ended December 31, 2000, was $124,743, representing primarily loans from Powerball to the joint venture prior to the acquisition. The funds loaned by Powerball were expended for development of the Plant. The Plant was completed during the last quarter of 1999, and it has not yet been determined if the Plant will be capable of producing sodium in commercial quantities.

Cash flows from financing activities during the year ended December 31, 2000 totaled $717,500, all from the sale of common stock.

Powerball anticipates that within the next year additional funds may also be needed to allow it to enter into other markets for hydrogen technology. There can be no assurance that any additional required funding will be available to Powerball.

It is expected that during the next year the primary expenditures will be for further research and development, the operation of the Plant and the general overhead related thereto. Now that the Plant is completed, Powerball expects that it will need to invest additional research and development funds in commercializing the Plant operations and will also experience the costs associated with the salaries and expenses for the Plant operations, and office expenses and professional and related fees associated with Powerball's ongoing reporting obligations. Powerball expects overall expenses to increase for the next fiscal year due to the need for research, additional staff for the Plant, and professional management for the executive office. Powerball believes it will have sufficient working capital to meet its ongoing operating expenses for the next twelve months.

Impact of Inflation
-------------------
Powerball does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------
Management of Powerball knows of no seasonal aspects relating to the nature of Powerball business operations that had a material effect on the financial condition or results of operation of Powerball.

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of Powerball are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

Powerball's prior accountant is no longer performing audits on public companies. Powerball has appointed David C. Thomson, CPA, P.C., as its certified public accountant.

The date of the appointment of David C. Thompson CPA, P.C. as Powerball's certified public accountant was February 1, 2000. The principal accountant's reports on the financial statements for any of the past two years (December 31, 1999 and December 31, 1998) did not contain an adverse opinion or disclaimer of opinion or was qualified as to audit scope or accounting principles.

Powerball has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the Registrant's executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                     Dates Served
  ----                  ---   --------                     ------------
  Robert K. Ipson       61    C.E.O./Director              July 1997 to date
  Jed Checketts         32    President/Director           June 2000 to date
  Phillip L. McStotts   42    Secretary/Treasurer/Director July 1997 to date

All directors of Powerball will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. Powerball will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

Biographical Information
------------------------
Set forth below is certain biographical information for each of Powerball's Officers and Directors and other key personnel.

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

Jed Checketts. Mr, Checketts was the owner of Powerball Industries, Inc., a Utah corporation, prior to the merger with Powerball, and is the owner of JC Industries, a Utah based sole proprietorship. Mr. Checketts has owned and operated JC Industries, a precision machining operation, since 1993. Mr. Checketts has studied Manufacturing Engineering Technology at Brigham Young University and Chemical Engineering at the University of Utah. Mr. Checketts is the inventor of a Hydrogen Generation System and Fuel Pellet for a Hydrogen Generation System which forms the technological basis for the operations of Powerball.

Phillip L. McStotts. Mr. McStotts is a founder of ZEVEX International, Inc. (NASDAQ/NMS:"ZVXI"), and serves as the Chief Financial Officer and Director of Powerball. ZEVEX, based in Salt Lake City, Utah, is a company that designs and manufactures advanced medical devices, including surgical systems, device components, and sensors for medical technology companies. ZEVEX also designs, manufactures and markets its own medical devices using its proprietary technology. ZEVEX currently has 207 employees and has been in business since 1986. Mr. McStotts is a CPA with fifteen years of experience. Mr. McStotts received his BS Degree in Accounting from Westminster College, Salt Lake City, UT and an MBA in Taxation from Golden Gate University. Mr. McStotts previously served for seven years as President and Past President of the Community Foundation for the Disabled, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Powerball's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of Powerball's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of Powerball's Common Stock. Powerball believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of Powerball's last three completed fiscal years to Powerball's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of Powerball's last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Robert K. Ipson     2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
C.E.O.              1999  $ -0-     -0-      75,000       -0-      -0-      -0-       -0-
                    1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-

Bonuses and Deferred Compensation
---------------------------------
None.

Employment Agreements
---------------------
Jed Checketts. During fiscal 2000, Jed Checketts received annual compensation for his services totaling $70,910. The employment agreement with Mr. Checketts is oral. The rate of compensation is subject to adjustment in the future based upon factors such as the financial condition of Powerball and the success of its operations. At the date of this report, Mr. Checketts' salary is under review by the board of directors.

Matthew Fisher has been placed on salary at the date of this report at a rate of $65,000 per year. Mr. Fisher had been employed at an hourly rate. The employment arrangement with Mr. Fisher is oral.

Compensation Pursuant to Plans
------------------------------
None.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
There are no compensatory plans or arrangements, including payments to be received from Powerball, with respect to any person named in the Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Powerball or its subsidiaries, or any change in control of Powerball, or a change in the person's responsibilities following a change in control of Powerball.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 26, 2001 the name and address and the number of shares of Powerball's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Powerball to own beneficially, more than 5% of the 3,451,500 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes:

     - the exercise of options and warrants by the beneficial owner (all included warrants and options are currently exercisable); and
     - a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      Robert K. Ipson                      969,300(1)    26.05
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Linda Lou Ipson                      969,300(1)    26.05
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Shorland Hunsaker                    377,000       10.62
                  2751 East Rubidoux Road
                  Salt Lake City, UT  84093

Common Stock      Jed Checketts                      1,093,000(1)    31.67
                  2095 West 2200 South
                  Salt Lake City, UT 84199

Common Stock      Richard Jivery                       500,000       13.51
                  6033 W. Century Blvd., #610
                  Los Angeles, CA 90045

Securities Ownership of Management
----------------------------------
                  Robert K. Ipson                - See above -
                  C.E.O and Director

                  Jed Checketts                  - See above -
                  President and Director

Common Stock      Phillip L. McStotts                  100,000        2.86
                  Secretary/Treasurer and Director
                  746 Quaking Aspen Drive
                  Murray, UT 84123

Common Stock      Officers and Directors
                  As a Group (3 persons)             2,162,300       57.48

----------------------
[Notes on the above table appear on the following page]

In the preceding table:

   - Mr. Ipson's numbers include an option to purchase 100,000 shares of Powerball's common stock at $1.00 per share.

   - Linda L. Ipson is the spouse of Robert K. Ipson; shares and warrants held of record by Linda Lou Ipson may be deemed to be beneficially owned by Robert
K. Ipson, and shares, options and warrants held of record by Robert Ipson may likewise be deemed to be beneficially owned by Linda Lou Ipson.

   - Ms. Ipson holds of record 60,500 shares and 40,000 warrants.

   - Mr. Ipson holds of record 238,800 shares, 100,000 options, and 130,000 warrants. In addition, Mr. Ipson is a principal of JCJ Associates, LLC, a limited liability company, which holds of record 400,000 shares.

   - Mr. Hunsaker's numbers include 265,000 shares, 12,000 shares held of record by his spouse H. Jane Hunsaker, and 100,000 warrants.

   - Mr. McStotts' numbers include 60,000 shares and 40,000 warrants.

   - Mr. Jivery's numbers include 250,000 shares and 250,000 warrants.

   - The number of shares held by officers and directors as a group assumes the exercise of all of their respective options and warrants.

   - In addition to the ownership shown, Jed Checketts holds voting proxy for a total of 670,800 shares and up to an additional 230,000 shares underlying existing warrants and options pursuant to a voting agreement which expires June 1, 2002. The proxy represents shares, warrants and options held by Robert Ipson, and shares held by JCJ Associates,LLC and Matthew Fisher.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1997, in connection the organization of Powerball, Powerball issued a total of 200,000 shares of its common stock to its founding shareholders for $40,000 cash and issued an option to purchase an additional 100,000 shares of common stock to Robert K. Ipson, one of its founding shareholders.

Until December 2000 Powerball used the residence of its C.E.O., Robert K. Ipson, as its office at no cost to Powerball.

In March and April 1999, Powerball completed a private placement of 400,000 Units consisting of one share and one warrant exercisable at $1.00 per share, at a price of $0.50 per Unit, for aggregate proceeds of $200,000. Of these Units, officers and directors purchased a total of 210,000, including 70,000 purchased by Shorland Hunsaker, 120,000 purchased by Robert Ipson and his spouse Linda, and 20,000 purchased by Philip McStotts. Of the 100,000 exercised as of December 31, 1999, 70,000 were exercised by Shorland Hunsaker.

In June 1999, Powerball issued shares and warrants to Robert Ipson in connection with an employment agreement with Powerball for total compensation of $75,000 for the period January 1, 1999 to December 31, 1999. This compensation was paid as 150,000 Units valued at $0.50 per Unit, each Unit consisting of one share of Powerball's Common Stock and one Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

In October 1999, Powerball issued 15,000 shares valued at $3.00 per share to Jed Checketts in connection with royalty payments due to him from the JV for license fees for the Technology.

In December 1999, Powerball completed a private placement of 120,000 Units consisting of one share and one warrant exercisable at $1.00, at a price of $1.00 per Unit, to two officers and directors, in the amounts of 100,000 Units to Shorland Hunsaker and 20,000 Units to Philip McStotts.

During the beginning of the second quarter ended June 30, 2000, the Company's shareholders approved the an Agreement and Plan of Merger in with which the Company acquired of all of the issued and outstanding shares of Powerball Industries, Inc. ("PIC"), a privately-held Utah corporation. Under the Agreement and Plan of Merger, the Company acquired all the issued and outstanding stock of PIC in exchange for the issuance of one million five hundred thousand (1,500,000) shares of the Company's common stock. Of the 1,500,000 shares issued, 1,078,000 shares were issued to Jed Checketts, who was appointed as officer and director as a condition of the merger.

During the period ended September 30, 2000, the Company issued 167,000 shares to existing shareholders pursuant to the exercise of outstanding warrants at $1.00 per share for aggregate proceeds of $167,500. As an inducement for the exercise, the Company agreed to issue warrants for additional shares at the current market price of $5.00 per share to the shareholders exercising their outstanding warrants. Accordingly, the Company issued 167,500 replacement warrants at $5.00 per share, exercisable beginning June 26, 2000 for a period of two years. Of the 167,500 replacement warrants issued, a total of 107,500 were issued to officers and directors.

In July 2000, Powerball completed a private placement of 100,000 Units consisting of one share and one warrant exercisable at $6.00, at a price of $4.00 per Unit, to an individual investor, with an additional 10,000 Units issued to a finder, for aggregate proceeds of $400,000.

At December 31, 2000, Jed Checketts owes Powerball $6,294 for funds advanced to him. The loan bears no interest and has no due date.

Subsequent event
----------------
Subsequent to the end of the fiscal year 2000 but prior to the issuance of this report, in January 2001 Powerball completed a private placement of 150,000 Units consisting of one share and one warrant exercisable at $6.00, at a price of $4.00 per Unit, to an individual investor, with an additional 15,000 Units issued to a finder, for aggregate proceeds of $600,000, pursuant to a Promissory Note with installment payments to be completed July 31, 2001. The shares and warrants have been issued but are being held in escrow pending the receipt of payment in full on the Promissory Note.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              21
Consolidated Balance Sheet as of December 31, 2000                        22
Consolidated Statements of Operations for the years ended December 31,
 2000 and 1999 and from inception on July 9, 1997 through December 31,
 2000                                                                     23
Consolidated Statements of Stockholders' Equity                           24
Consolidated Statements of Cash Flows for the years ended December 31,
 and 2000 and from inception on July 9, 1997 through December 31, 2000    26
Notes to Consolidated Financial Statements                                27

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

None.

 (b) Reports on Form 8-K.

On February 8, 2000, Powerball filed a Report on Form 8-K indicating the change in auditors described in this filing. See ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 9, 2000, Powerball filed a Report on Form 8-K describing the merger and name change detailed in this filing. See ITEM I. DESCRIPTION OF BUSINESS and ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PAGE> 20
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        POWERBALL INTERNATIONAL, INC.


Date: April 2, 2001                    By /S/Robert K. Ipson, C.E.O.
Date: April 2, 2001                     By /S/Phillip McStotts,
                                                Secretary/Treasurer

Independent Auditor's Report
----------------------------
Board of Director
POWERBALL INTERNATIONAL, INC.
Salt Lake City, Utah


I have audited the accompanying consolidated balance sheets of Powerball International, Inc. and Subsidiary (Development Stage Companies)(formerly Natex Corporation) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of Powerball International, Inc. and Subsidiary from inception to December 31, 1998, were audited by other auditors whose report thereon, dated February 5, 1999, expressed an unqualified opinion.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerball International, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 12, the Company has been in the development stage since its inception on July 9, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of its future operations and that of its wholly owned subsidiary in which it has loaned or invested most of the capital it has raised. The Company at December 31, 2000 had a deficit accumulated during its development stage of $975,239. These factors raise substantial doubt Powerball's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 1 to the financial statements under organization costs, the Company in 1999 changed its method of accounting for the costs of organizing the Company.




Salt Lake City, Utah
March 12, 2001

PAGE> 22
                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                         (Formerly Natex Corporation)

                          CONSOLIDATED BALANCE SHEETS

  ASSETS
                                                           December 31,
                                                       2000           1999
                                                    -----------   -----------
CURRENT ASSETS
 Cash in bank                                       $   298,069   $    79,190
 Due from stockholder                                     6,294          -
 Supplies                                                 1,043          -
 Stock subscription receivable - related party             -           50,000
                                                    -----------   -----------
    Total Current Assets                                305,406       129,190
                                                    -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                                7,770          -
 Leasehold improvements                                  20,596          -
                                                    -----------   -----------
                                                         28,366          -
 Less accumulated depreciation                          (11,157)         -
                                                    -----------   -----------
                                                         17,209          -
OTHER ASSETS
 Patents and assigned technology, net of
  amortization of $3,904                                 21,128          -
 Receivable - related party                                -          472,000
                                                    -----------   -----------
    Total Other Assets                                   21,128       472,000
                                                    -----------   -----------
TOTAL ASSETS                                        $    21,128   $   601,190
                                                    ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                   $    19,724   $       807
 Accrued and deferred liabilities                        11,964        10,000
                                                    -----------   -----------
    Total Current Liabilities                            31,688        10,807
                                                    -----------   -----------
NONCURRENT LIABILITIES
 Investments in limited liability company,
  at cost less share of losses                             -          140,165
                                                    -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 25,000,000 shares
  authorized, 3,276,500 and 1,399,000 shares issued
  and outstanding respectively                            3,276         1,399
 Capital in excess of par value                       1,284,018       988,963
 Earnings (deficit) accumulated during the
  development stage                                    (975,239)     (540,144)
                                                    -----------   -----------
    Total Stockholders' Equity                          312,055       450,218
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   343,743   $   601,190
                                                    ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                         (Formerly Natex Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Deficit)
                               For the          For the         Accumulated
                             Year ended       Year ended         During the
                            December 31,     December 31,      Development
                                2000             1999              Stage
                             -----------     ---------------   --------------
REVENUE                      $      -        $          -      $         -

EXPENSES
 Equity in loss from limited
  liability company               56,384             314,261          446,549
 General and administrative       66,846               9 332           92,881
 Professional fees                49,393              91,558          146,748
 Depreciation and
  amortization expense             9,041                -              10,280
 Research and development        274,069                -             274,069
                                 -------             -------          -------
    Total Expenses               455,733             415,151          970,527
                                 -------             -------          -------
OPERATING  LOSS                 (455,733)           (415,151)        (970,527)

OTHER INCOME AND EXPENSE
 Interest Income                   7,735               1,234            9,811
 Limited sales of tanks, net
  of direct production costs
  of $1,046                       13,003                -              13,003
                                  ------             -------           ------

INCOME(LOSS) BEFORE INCOME
 TAXES                          (434,995)           (413,917)        (947,713)
 Minimum State franchise tax         100                 100              300
                                 -------             -------          -------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE              (435,095)           (414,017)        (948,013)

 Cumulative effect of
  accounting change for
  organization costs                -                (27,226)         (27,226)
                                 -------             -------          -------
NET INCOME (LOSS)            $  (435,095)    $      (441,243)   $    (975,239)
                                 =======             =======          =======
EARNINGS (LOSS) PER SHARE
 BEFORE ACCOUNTING CHANGE    $      0.00     $         (0.41)   $       (0.80)
                                    ====                ====             ====
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE           $      0.00     $         (0.03)   $       (0.02)
                                    ====                ====             ====
EARNINGS (LOSS) PER SHARE    $     (0.18)    $         (0.44)   $       (0.82)
                                    ====                ====             ====
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                 2,408,658           1,002,356        1,189,017
                               =========           =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                         (Formerly Natex Corporation)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                     (Deficit)
                                                                                    Accumulated
                                                                     Capital in     During the
                                               Common Stock          Excess of      Development
                                          Shares           Amount    Par Value        Stage
                                        ------------   ------------  ------------   ------------
BALANCE, July 9, 1997 (Inception)               -      $       -     $       -      $       -

Shares issued to initial stockholders
 for cash, July 9, 1997 at $.20 per share    200,000            200        39,800           -

Shares issued pursuant to a public
 offering, December 5, 1997 at $1.00
 per share                                   400,000            400       399,600           -

Direct costs of public offering                 -              -          (40,000)          -

Net income(loss) from July 9, 1997
 (inception) to December 31, 1997               -              -             -           (26,035)
                                        ------------   ------------  ------------   ------------
BALANCE, December 31, 1997                   600,000            600       399,400        (26,035)

Net income (loss) for the year ended
  December 31, 1998                             -              -             -           (72,866)
                                        ------------   ------------  ------------   ------------

BALANCE, December 31, 1998                   600,000            600       399,400        (98,901)

Shares issued pursuant to a private
 placement at $.50 per share, March
 and April 1999                              400,000            400       199,600           -

Direct costs of stock offering                  -              -           (1,638)          -

Shares issued to vendor for services
 June 1999 at $4.00 per share                 10,000             10        39,990           -

Shares issued to officer and director
 for services, June 1999 at $.50
 per share                                   150,000            150        74,850           -

Shares issued upon exercise of
 warrants, July and September 1999 at
 $1.00 per share                             100,000            100        99,900           -

Shares issued to pay royalty for joint
 venture partner, October 1999 at
 $3.00 per share                              15,000             15        44,685           -

Shares issued to vendor for services,
 December 1999 at $3.00 per share              4,000              4        11,996           -

Shares issued to officers and directors
 pursuant to a private placement at
 $1.00 per share, December 1999              120,000            120       119,880           -

Net income (loss) for the year ended
 December 31, 1999                              -              -             -           (441,243)
                                           ---------   ------------  ------------   -------------
BALANCE, December 31, 1999                 1,399,000   $      1,399  $    988,963   $    (540,144)
                                           ---------   ------------  ------------   -------------

The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                         (Formerly Natex Corporation)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)



                                                                                     (Deficit)
                                                                                    Accumulated
                                                                     Capital in     During the
                                               Common Stock          Excess of      Development
                                          Shares           Amount    Par Value        Stage
                                        ------------   ------------  ------------   -------------
BALANCE, December 31, 1999                 1,399,000   $      1,399  $    988,963   $    (540,144)

Issuance of common stock to acquire
 remaining 50% interest in joint venture
 at par and discounted value on April
 15, 2000                                  1,500,000          1,500      (369,158)           -

Shares issued to individuals pursuant
 to a private placement of common stock
 and warrants at $4.00 per Unit,
 August 2000                                 110,000            110       439,890            -

Direct costs of private placement               -              -          (42,030)           -

Shares issued on exercise of warrants,
 February to November 2000 at $1.00
 per share                                   267,500            267       267,233            -

Direct costs of exercise of warrants            -              -             (880)           -

Net income (loss) for the year ended
 December 31, 2000                              -              -             -           (435,095)
                                        ------------   ------------  ------------   -------------
BALANCE, December 31, 2000                 3,276,500   $      3,276  $  1,284,018   $    (975,239)
                                        ============   ============  ============   =============




The accompanying notes are an integral part of these consolidated financial statements.

                    POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                         (Formerly Natex Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 For the          For the           Cumulative
                                                Year ended       Year Ended         During the
                                               December 31,     December 31,       Development
                                                   2000             1999              Stage
                                               ------------    ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                  $    (435,095)      $    (441,243)   $    (975,239)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities           -                   -                -
 Cumulative change in accounting principle            -                 27,226           27,226
 Stock issued for services                            -                 75,000           75,000
 Decrease in investment in limited liability
  company                                           56,383             314,261          446,548
 Depreciation and amortization                       9,041                -              10,280
 Changes in assets and liabilities
 Decrease in supplies                                 (71)                -                 (71)
 Increase in organization costs                       -                 (9,887)         (28,465)
 Increase (decrease) in accounts payable           (3,001)                 807           (2,194)
 Increase in payroll taxes                          1,775                 -               1,775
                                                 ---------            ---------       ---------
 Net cash (used) by operating activities          (370,968)             (33,836)       (445,140)
                                                 ---------            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of joint venture partner -
 net of cash                                        17,016                 -             17,016
 Related party loans                              (134,000)            (331,000)       (509,000)
 Investment in limited liability company              -                    -           (250,000)
 Purchase of equipment and leasehold
 improvements                                       (2,246)                -             (2,243)
Additional patent costs                             (5,516)                -             (5,516)
                                                 ---------            ---------       ---------
   Net cash provided (used) by investing          (124,743)            (331,000)       (749,743)
   activities                                    ---------            ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of common stock                              717,500              380,000       1,537,500
 Direct costs of stock sale                         (2,910)              (1,638)       (44,548)
                                                 ---------            ---------       ---------
    Net cash provided by financing activities      714,590              378,362       1,492,952
                                                 ---------            ---------       ---------
NET INCREASE (DECREASE) IN CASH                    218,879               13,526         298,069

CASH - BEGINNING OF PERIOD                          79,190               65,664            -
                                                 ---------            ---------       ---------
CASH - END OF PERIOD                         $     298,069       $       79,190    $    298,069
                                                 =========            =========       =========

SUPPLEMENTAL INFORMATION

 Interest paid during the period           $        -          $         -       $       -
                                                 =======             ========         =======
 Income taxes paid during the period       $        -          $         -               -
                                                 =======             ========         =======
 Stock issued to pay royalties and
  expenses of related entity               $      97,000       $       97,000    $     97,000
                                                 =======              =======          ======
 Stock issued to pay finders fee           $      40,000       $         -       $     40,000
                                                 =======              =======          ======
 Stock issued to acquire Powerball
 Industries, Inc.                          $    (370,658)      $         -       $   (370,658)
                                                 =======              =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company and its subsidiary are in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC, for 1,500,000 shares of the Company's common which was issued to the other joint interest member. At that time, Powerball Technologies, LLC became a wholly owned subsidiary of the Company. The Company, through its wholly owned subsidiary and prior to the year 2000 its joint venture, is involved in research and development efforts of commercializing the technology.

Consolidation policy - Prior to the acquisition , the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method of accounting. (see note 7). The consolidated financial statements at December 31, 2000, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, Inc. The consolidated financial statements at December 31, 1999 excludes the Powerball Technologies, Inc.'s financial information because the acquisition was consummated in the second quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation.

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

Intangible Asset - At the time of the acquisition, the patent technology held by the joint venture was assigned to the Company and was recorded at the historical cost as recorded on the books of the Subsidiary. This cost plus additional costs related to the technology obtained is being amortized over ten years on a straight-line basis.

Equipment - Equipment is stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line and MACRS methods over the estimated useful lives of the assets, which is three to seven years.

Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in December 31, 2000 was $3,051.

Research and Development Costs - Research and development costs related to both future and present products are charged to operations as incurred.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Income Taxes - The Company provides for income taxes based on the liability method, which required recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the years ended December 31, 2000 and 1999.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for December 31, 2000 and 1999. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and in behalf of its joint venture partner, prior to its acquisition, were based on the fair market value of the above items at the time of issuance

NOTE 3 - RECEIVABLE - RELATED PARTY
The receivable from related party was an unsecured non-interest bearing loan,
which had no repayment terns.   The Company now accounts for the related party
loan as an intercompany transfer and is eliminated in consolidation. The receivable was due from Powerball Technologies, LLC ( A Development Stage Company). Powerball International, Inc. was a 50% owner of Powerball Technologies, LLC, until the second quarter 2000 merger.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The book value of the Company's financial instruments approximates fair value.
The estimated   fair values of financial instruments have been determined
using appropriate market information.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LEASE
The Company leases its premises under two short-term lease arrangements. These leases are classified as operating leases and expire September 30, 2001. The monthly rent is $2,208. Since the lease term does not exceed one year, no future minimum lease payments are disclosed.

Rent expense of $19,170 for the year ended December 31, 2000, has been included in the statement of operations.

NOTE 6 - ROYALTY AGREEMENT
At the time of the merger, Patent technology and rights were assigned to Powerball International, Inc. In consideration for the assignment of the rights the Company agreed to pay the Assignor an amount equal to one percent (1%) of the gross sales revenue of the Company. All Royalties are payable on or before the fifteenth day of each quarter following the quarter in which the gross income was earned. For the year-ended December 31, 2000 no royalties were due under the assignment.

NOTE 7 - BUSINESS COMBINATION
The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Technologies, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity
was its joint interest investment in Powerball Technologies, LLC.     (see
note 8). The merger caused Powerball Technologies, LLC (Tech) to become a wholly-owned subsidiary of the Company. The results of operations of Tech is included in the accompanying financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

The following summarized pro forma (unaudited) information assumes the merger had occurred on December 1, 1999.
                                     2000            1999
                                 -----------    -------------
    Net Sales                    $    -0-         $    -0-
    Net income (loss)            $ (547,863)      $ (854,858)
    Loss per share               $     (.23)      $     (.85)

NOTE 8 - INVESTMENT IN LIMITED LIABILITY COMPANY
The Company and Powerball Industries, Inc. formed a limited liability company called Powerball Technologies, LLC (LLC) to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. assigned the Technology License to the LLC for a 50% ownership interest in the LLC. The Company invested $250,000 in the LLC for a 50% ownership interest. The LLC is a development Stage Company.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INVESTMENT IN LIMITED LIABILITY COMPANY - CONTINUED
The following is a summary of financial position and results of operations of the LLC prior to the LLC becoming a Subsidiary:

                               2000           1999
                            ----------    -----------
Current assets              $   32,448    $     8,720
Property and equipment-net      15,831         18,434
Other assets                    17,076         17,564
                            ----------    -----------
Total assets                $   65,355    $    44,718

Current liabilities         $   98,108    $    99,704
Long-term debt                 607,000        472,000
Members' equity               (639,753)      (526,986)
                            ----------    -----------
Total liabilities and
 equity                     $   65,355    $    44,718

Revenue                     $       -0-   $        -0-
                            ----------    -----------
Net income (loss)           $ (112,767)   $  (628,522)
                            ----------    -----------

NOTE   9  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS
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

Also during 1999, the Company issued a total of 14,000 shares of its common stock to a vendor to pay for services rendered at a value of $52,000 and 15,000 common shares to pay for royalties owed by the LLC which were valued at $45,000. The Company had a Stock Subscription receivable of $50,000 connected with the private placement of its Common Stock in December 1999. During the year ended December 31, 2000, the $50,000 was received and the subscription receivable was satisfied. In July 2000, the Company successfully completed a private placement offering of 110,000 units at $4.00 per unit, consisting of one common share and one common share warrant, (exercise price $6.00 and expire July 11, 2002), of its $.001 par value common stock for $440,000. less offering costs of $42,030, for a net of $397,970. From February to November 2000, warrants for 267,500 shares of common stock were exercised at $1.00 per share for a total amount of $267,500. Costs of exercising the warrants was $880.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS - CONTINUED
The Company has received $10,000 for a sale of its common stock but the shares have not yet been issued. The Company has recorded this transaction as a deferred liability.

NOTE 10 - STOCK OPTIONS AND WARRANTS
The Company's president agreed to perform services on behalf of the Company for no compensation. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. This option has not been exercised as of December 31, 2000. Of the above options, 50,000 expire January 1, 2002 and 50,000 expire March 31, 2002.

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

During the year ended December 31, 2000, the Company issued to an employee options for 10,000 shares of common stock at $3.00 per share under a incentive stock option plan for employees. A maximum of 150,000 options to purchase common stock can be issued under the plan. Issuance of the options is at the discretion of the management of the Company. The shares vest in 3,333 shares increments on January 1, 2003, 2004, and 2005. The options expire January 1, 2006. Under the option plan the exercise price of incentive based options is equal to the market price of the Company's stock on the date of grant.

As of December 31, 2000, the Company had options outstanding under the Plan as well as from other individual grants. Information regarding the Options are as follow:

                                        Number of           Option Price
                                         Options              Per Share
                                        ---------           ------------
Outstanding at January 1, 1999           100,000            $      1.00
 Granted                                    -                       -
 Exercised                                  -                       -
 Expired                                    -                       -
                                         -------            -----------
Outstanding at December 31, 1999         100,000                   1.00
 Granted                                  10,000                   3.00
 Exercised                                  -                       -
 Forfeited                                  -                       -
 Expired                                    -                       -
                                         -------            -----------
Outstanding at December 31, 2000         110,000            $ 1.00-3.00

Options exercisable and available for future grant at December 31, 2000 and 1999 was 110,000 and 140,000 respectively at December 31, 2000 and 110,000 and -0- respectively at December 31, 1999.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS AND WARRANTS - CONTINUED
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) NO. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 200 and 199, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                            Years Ended
                                            December 31,
                                          2000         1999
                                       ----------    ----------
 Net loss - as reported                $ (435,095)   $ (441,243)
 Net loss - pro forma                  $ (435,095)   $ (441,243)
 Loss per share - as reported          $     (.18)   $     (.44)
 Loss per share - pro forma            $     (.18)   $     (.44)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000 and 1999 respectively. Expected dividend yield $-0- and $-0-; expected stock price volatility 154% and 154%; risk-free interest rate 6% and 6%; and expected life of options 5 years and 5 years.

The following table summarizes information about stock options outstanding at December 31, 2000:

                     Number            Weighted       Weighted      Number        Weighted
      Range of   Outstanding at        Average        Average     Exercisable at   Average
       Exercise    December 31,       Remaining       Exercise    December 31,    Exercise
       Price        2000          Contractual Life     Price          2000           Price
     ---------   --------------   ----------------   ---------   --------------   --------
      $ 1.00        100,000          1.3 years        $ 1.00        100,000        $ 1.00
      $ 3.00         10,000          4.0 years        $ 3.00           -           $  -
   -----------    ---------        -----------        ------       --------        ------
   $ 1.00-3.00      110,000          1.5 years        $ 1.18        100,000        $ 1.00
   -----------    ---------        -----------        ------       --------        ------

The weighted average fair value of options issued during 2000 was $3.03.

The following table summarizes changes in outstanding warrants during the years ended December 31, 2000 and 1999:
                                                       Price
                                       Shares          Range
                                     ----------    ------------
Outstanding at December 31, 1998
 Issued                               670,000        $1.00-1.00
 Exercised                           (110,000)       $1.00-1.00

Outstanding at December 31, 1999      560,000
Exercisable at December 31, 1999      560,000        $1.00-1.00

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS AND WARRANTS - CONTINUED
                                                       Price
                                       Shares          Range
                                     ----------    ------------

Outstanding at December 31, 1999       560,000
 Issued                                277,500      $5.00-6.00
 Exercised                            (267,500)     $1.00-1.00

Outstanding at December 31, 2000       570,000
Exercisable at December 31, 2000       570,000      $1.00-6.00

The above warrants expire between the dates of December 1, 2001 to July 11, 2003.

NOTE 11 - INCOME TAXES
Due to losses at December 31, 2000 and 1999, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $3,368 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2000, the Company has a net operating loss carryforward of approximately $965,332 which will expire between the years 2012 and 2020. A Valuation allowance of $331,581 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 2000 was $134,406.

The Subsidiary which is a Limited Liability Company is not a tax paying entity for Federal or State income tax purposes and, thus, no income tax expense has been recorded. Instead, its earnings and losses since the merger are included in the Parent's income tax return.

NOTE 12 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN
The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $975,239

Accordingly, the entity's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its subsidiary's future ability to generate significant revenue and to ultimately achieve profitable operations. At present most of the capital the Company has obtained has been loaned to the subsidiary or prior joint venture. There can be no assurance that the Company will be able to obtain additional funding. and, if available, that the funding will be obtained on terms favorable to or affordable or in adequate amounts needed to complete its current business plan with its subsidiary. The Company's management is exploring all of its options so that if can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS
Powerball International, Inc. is receiving free office space from the management of the Company. The management of the Company has deemed the value of the free office space to be of nominal value through December 31, 1999. A family member of an officer and stockholder was paid $5,366 for services rendered in the year ended December 31, 2000. At December 31, 2000, a stockholder owed the Company $6,294 on a non-interest and non-secured short-term advance.

NOTE 14 - SUBSEQUENT EVENTS
On January 22, 2001, the Company completed a subscription agreement for a private placement of 150,000 units at $4.00 per unit, each unit consisting of 1 unit of common stock and 1 warrant to purchase 1 share of stock at an exercise price of $6.00, exercisable for two years from the date of issuance. The total subscription price was $600,000 and was paid by the issuance of a promissory note for the same amount. The note is to be paid in monthly installments of $50,000, $50,000, $50,000, $100,000, $150,000 and $200,000 at
the end each month starting with February 2001.   The note is unsecured,
carries no interest and is subject to prepayment. The shares under this subscription will be held in escrow until the note is satisfied.

In connection with the above private placement, the Company is to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee will be treated as a direct cost of the private placement.