Form 10QSB
period 2001-03-31
POWERBALL INTERNATIONAL INC
filed 2001-05-15
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2001

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

                2095 West 2200 South, West Valley City, Utah 84119
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 974-9120
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          3,451,500
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2001

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED BALANCE SHEETS

ASSETS                                     March 31,       December 31,
                                             2001             2000
                                         -----------       -----------
CURRENT ASSETS
     Cash in bank                        $   184,891       $   298,069
     Due from stockholder                      6,294             6,294
     Supplies                                  1,043             1,043
                                         -----------       -----------
          Total Current Assets               192,228           305,406
                                         -----------       -----------
PROPERTY AND EQUIPMENT
     Equipment                                 7,770             7,770
     Leasehold improvements                   28,092            20,596
                                         -----------       -----------
                                              35,862            28,366
     Less accumulated depreciation           (11,873)          (11,157)
                                         -----------       -----------
                                              23,989            17,209
                                         -----------       -----------
OTHER ASSETS
     Patents and assigned technology,
      net of amortization of $4,392
      and $3,904                              20,639            21,128
                                         -----------       -----------
          Total Other Assets                  20,639            21,128
                                         -----------       -----------
TOTAL ASSETS                             $   236,856       $   343,743
                                         ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                    $    17,214       $    19,724
     Accrued and deferred liabilities          1,707            11,964
                                         -----------       -----------
          Total Current Liabilities           18,921            31,688
                                         -----------       -----------
STOCKHOLDERS' EQUITY
     Common stock; $.001 par value,
      25,000,000 shares authorized,
      3,451,500, and 3,276,500 shares
      issued and outstanding
      respectively                             3,451             3,276
     Capital in excess of par value        1,893,843         1,284,018
      Subscription receivable               (550,000)             -
     Earnings (deficit) accumulated
      during the development stage        (1,129,359)         (975,239)
                                         -----------       -----------
          Total Stockholders' Equity         217,935           312,055
                                         -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   236,856       $   343,743
                                         ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the    For the     (Deficit)
                                           3 months    3 months   Accumulated
                                             Ended      Ended      During the
                                           March 31,   March 31,  Development
                                             2001       2000        Stage
                                          -----------  ----------  ----------
REVENUE                                   $      -     $     -     $     -
                                          -----------  ----------  ----------
EXPENSES
 Equity in loss from limited
  liability company                              -         56,384     446,549
 General and administrative                    19,927       4,063     112,808
 Professional fees                             11,797       3,400     158,545
 Depreciation and amortization expense          1,204        -         11,484
 Research and development                     123,371        -        397,440
                                          -----------  ----------  ----------
                                              156,299      63,847   1,126,826
                                          -----------  ----------  ----------
OPERATING LOSS                               (156,299)    (63,847) (1,126,826)
                                          -----------  ----------  ----------
OTHER INCOME AND EXPENSE
 Interest income                                2,181         190      11,992
 Limited sales of tanks, net of direct
  production costs of $1,046                     -           -         13,003
                                          -----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES            (154,118)    (63,657) (1,101,831)
 Minimum State franchise tax                     -           -            300
                                          -----------  ----------  ----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                  (154,118)    (63,657) (1,102,131)

Cumulative effect of accounting change
 for organization costs                          -           -        (27,226)
                                          -----------  ----------  ----------
NET INCOME (LOSS)                         $  (154,118) $  (63,657)$(1,129,357)
                                          ===========  ==========  ==========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                         $     (0.05) $    (0.04) $    (0.83)
                                          ===========  ==========  ==========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE    $     (0.00) $    (0.00) $    (0.02)
                                          ===========  ==========  ==========
EARNINGS (LOSS) PER SHARE                 $     (0.05) $    (0.04) $    (0.85)
                                          ===========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES    3,312,556   1,440,538   1,329,338
                                          ===========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the    For the     Cumulative
                                           3 months    3 months    During the
                                           March 31,   March 31,   Development
                                             2001       2000        Stage
                                          -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                               $  (154,118) $  (63,657)$(1,129,357)

 Adjustments to reconcile net (loss) to
  net cash provided by operating
  activities
 Cumulative change in accounting principle       -           -         27,226
 Stock issued for services                       -           -         75,000
 Decrease in investment in limited
  liability company                              -         56,384     446,548
 Depreciation and amortization                  1,204        -         11,484
 Changes in assets and liabilities
   Decrease in supplies                          -           -            (71)
   Increase in organization costs                -           -        (28,465)
   Decrease in accounts payable                (2,510)      (807)      (4,704)
   Decrease in accrued expenses               (10,257)      -          (8,482)
                                          -----------  ----------  ----------
   Net cash (used) by operating
    activities                               (165,681)     (8,080)   (610,821)
                                          -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner
  - net of cash                                  -           -        17,016
 Related party loans                             -        (75,000)  (509,000)
 Investment in limited liability company         -           -      (250,000)
 Purchase of equipment and leasehold
  improvements                                 (7,497)       -        (9,740)
 Additional patent costs                         -           -        (5,516)
                                          -----------  ----------  ----------
   Net cash provided (used) by
    investing activities                       (7,497)    (75,000)  (757,240)
                                          -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                          60,000      70,000   1,597,500
 Direct costs of stock sale                      -           -        (44,548)
                                          -----------  ----------  ----------
   Net Cash Provided By Financing
    Activities                                 60,000      70,000   1,552,952
                                          -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH              (113,178)    (13,080)    184,891

CASH - BEGINNING OF PERIOD                    298,069      79,190        -
                                          -----------  ----------  ----------
CASH - END OF PERIOD                      $   184,891  $   66,110  $  184,891
                                          ===========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                            For the    For the     Cumulative
                                           3 months    3 months    During the
                                           March 31,   March 31,   Development
                                             2001       2000        Stage
                                          -----------  ----------  ----------
SUPPLEMENTAL INFORMATION
 Interest paid during the period          $      -     $     -     $     -
                                          ===========  ==========  ==========

 Income taxes paid during the period      $      -     $     -     $     -
                                          ===========  ==========  ==========
 Stock issued to pay royalties and
  expenses of related entity              $      -     $     -     $   97,000
                                          ===========  ==========  ==========

 Stock issued to pay finders fee          $    60,000  $     -     $  100,000
                                          ===========  ==========  ==========

 Stock issued to acquire Powerball
  Industries, Inc.                        $      -     $     -     $ (370,658)
                                          ===========  ==========  ==========




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

Consolidation policy - Prior to the acquisition , the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at March 31, 2001 and December 31, 2000, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. The consolidated statement of operation and statement of cash flows at March 31, 2000, excludes the Powerball Technologies, LLC's financial information because the acquisition was consummated in the second quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the three months ended March 31, 2001 and the year ended December 31, 2000.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for March 31, 2001 and December 31, 2000. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and in behalf of its joint venture partner, prior to its acquisition, were based on the fair market value of the above items at the time of issuance


NOTE   2  -  RECEIVABLE - RELATED PARTY

The receivable from related party was an unsecured non-interest bearing loan,
which had no repayment terms.   The Company now accounts for the related party
loan as an intercompany transfer and is eliminated in consolidation. The receivable was due from Powerball Technologies, LLC ( A Development Stage Company). Powerball International, Inc. was a 50% owner of Powerball Technologies, LLC, until the second quarter 2000 merger.


NOTE  3  -  BUSINESS COMBINATION

The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Industries, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity
was its joint interest investment in Powerball Technologies, LLC.   The merger
caused Powerball Technologies, LLC (Tech) to become a wholly-owned subsidiary of the Company. The results of operations of Tech is included in the financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTE   4  -  INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. formed a limited liability company called Powerball Technologies, LLC (LLC) to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. assigned the Technology License to the LLC for a 50% ownership interest in the LLC. The Company invested $250,000 in the LLC for a 50% ownership interest. The LLC is a development Stage Company. For the quarter ended March 31, 2000, equity in the loss of the LLC was recognized in the Company's financial statements.


NOTE   5  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS

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

Also during 1999, the Company issued a total of 14,000 shares of its common stock to a vendor to pay for services rendered at a value of $52,000 and 15,000 common shares to pay for royalties owed by the LLC which were valued at $45,000. The Company had a Stock Subscription receivable of $50,000 connected with the private placement of its Common Stock in December 1999. During the year ended December 31, 2000, the $50,000 was received and the subscription receivable was satisfied

In July 2000, the Company successfully completed a private placement offering of 110,000 units at $4.00 per unit, consisting of one common share and one common share warrant, (exercise price $6.00 and expire July 11, 2002), of its $.001 par value common stock for $440,000. less offering costs of $42,030, for a net of $397,970. From February to November 2000, warrants for 267,500 shares of common stock were exercised at $1.00 per share for a total amount of $267,500. Costs of exercising the warrants was $880.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTE   5  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS (Continued)

carries no interest and is subject to prepayment.  The shares under this
subscription will be held in escrow until the note is satisfied.   As of March
31, 2001 the subscription receivable has a balance of $550,000. In connection with the private placement, the Company paid a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee was treated as a direct cost of the private placement.

From January to March 2001, warrants for 10,000 shares of common stock were exercised at $1.00 per share for a total amount of $10,000.


NOTE   6 -  INCOME TAXES

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


NOTE  7  -  RELATED PARTY TRANSACTIONS

At March 31, 2001, a stockholder owed the Company $6,294 on a non-interest and non-secured short-term advance.

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

General
-------
General
-------
Powerball has completed the construction of its pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of metallic sodium. Powerball is in the process of fine tuning and scaling up operations to meet the anticipated commercial demand. Powerball is currently in discussions and working out specifics for a number of demonstration projects for its Hydrogen On Demand Generators. These projects include powering an environmental research submarine focused on global warming research, building a hydrogen refueling station for fuel cell vehicles and a fuel cell powered bicycle.

The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Industries, Inc. ("PIC"). The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity was its joint interest investment in Powerball Technologies,
LLC.   The merger caused Powerball Technologies, LLC ("Tech") to become a wholly-owned subsidiary of the Company. Prior to the acquisition of the remaining 50% of its joint venture, Powerball accounted for its investment in the joint venture using the equity method of accounting. The acquisition has been accounted for using the purchase method of accounting. At March 31, 2001, the consolidated financial statements include the accounts of Powerball and its now wholly-owned operating subsidiary. The consolidated financial statements at March 31, 2000 excludes the subsidiary's financial information because the acquisition was consummated in the second quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation. Research and development expenses for the subsidiary are treated as a separate line item at March 31, 2001 under "Operating Expenses" as opposed to March 31, 2000 when similar expenses were included in the line item as "Equity in loss from limited liability company."

Results of Operations
---------------------
Three Months Ended March 31, 2001 compared with March 30, 2000
--------------------------------------------------------------
Revenues. Powerball expects that initial revenues will be generated primarily by its Plant through the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. Powerball had no revenues for the three months ended March 31, 2001 and 2000, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three months ended March 31, 2001, the Company had total operating expenses of $156,299, compared to $63,847 for the three months ended March 31, 2000. The increase in operating expenses is attributable primarily to an increase in research and development costs of $66,987, and increases of $15,864 and $8,397 general and administrative expenses and professional fees, respectively, for the three month period. The increase in general and administrative expenses and research and development costs reflects the Company's acquisition of 100% ownership of Tech and consequent responsibility for all the costs associated with Tech. In the next twelve months, the Company anticipates that operating costs will increase due to additional staffing and research and development expenses.

Other Income. Other income for the three month period ended March 31, 2001 consisted of $2,181 of interest income, compared with $190 of interest income for the three months ended March 31, 2000.

The Company experienced a net loss of $154,118 for the three months ended March 31, 2001 compared with a net loss of $63,657 for the three months ended March 31, 2000. The Company's net loss since inception has been $1,129,357. The net loss per share for the three months ended March 31, 2001 was $0.05, based on the weighted average number of shares outstanding of 3,312,556 shares, compared to $0.04 based on weighted average number of shares outstanding of 1,440,538 at March 31, 2000. The net loss per share since inception has been $0.85, based on the weighted average number of shares outstanding of 1,329,338.

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

In January 2001, the Company completed a private placement offering of 165,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $600,000, payable in installments through July 31, 2001. At March 31, 2001, a balance of $550,000 was due on the installment payments.

The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in Tech; the loan of additional working capital to Tech, and for the continued development activities of the Company. Because of the merger with PIC, the Company's balance sheet at March 31, 2001 no longer reflects the loans to Tech as a receivable because the loans are now treated as an intercompany transaction and consolidated. All funds loaned to Tech were obtained by the Company through the sale of its equity securities.

At March 31, 2001, the Company had current assets of $192,228 and current liabilities of $18,921 for working capital of $173,307. At March 31, 2001, the Company had other property and equipment of $23,989, net of depreciation, and patents and license agreements, net of amortization, of $20,639.

Cash used in operations for the three months ended March 31, 2001 was $165,681 compared to $8,080 for the three months ended March 31, 2000. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

As a result of the merger, Tech is the wholly-owned subsidiary of the Company, and all the expenses of Tech will be consolidated with those expenses of the Company. The Company expects that it will continue to incur operational losses for the next nine to twelve months, primarily as a result of expenditures related to the operation of the Plant and the general overhead thereto. Although the Plant is completed, because of the consolidation of operations such operating expenses are expected to increase. The Company hopes that the Plant may begin to generate some operating revenues during the next nine to twelve months, but cannot determine when it will receive revenues or the amount of such potential revenues, if any, at this time.

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

                                     POWERBALL INTERNATIONAL, INC.


Dated: May 14, 2001                  By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer