Form 10QSB
period 2001-06-30
POWERBALL INTERNATIONAL INC
filed 2001-08-14
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   June 30, 2001

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          3,300,250
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2001

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)
CONSOLIDATED BALANCE SHEETS

ASSETS                                           June 30,       December 31,
                                                   2001             2000
                                               -----------      ------------
CURRENT ASSETS
     Cash in bank                              $    58,759      $    298,069
     Due from stockholder                            6,294             6,294
     Supplies                                        1,043             1,043
                                               -----------      ------------
          Total Current Assets                      66,096           305,406
                                               -----------      ------------
PROPERTY AND EQUIPMENT
     Equipment                                       7,770             7,770
     Leasehold improvements                         28,092            20,596
                                               -----------      ------------
                                                    35,862            28,366
     Less accumulated depreciation                 (12,589)          (11,157)
                                               -----------      ------------
                                                    23,273            17,209
                                               -----------      ------------
OTHER ASSETS
     Patents and assigned technology, net of
      amortization of $4,880 and $3,904             33,782            21,128
                                               -----------      ------------
          Total Other Assets                        33,782            21,128
                                               -----------      ------------
TOTAL ASSETS                                   $   123,151      $    343,743
                                               ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $    33,938      $     19,724
     Accrued and deferred liabilities                1,591            11,964
                                               -----------      ------------
          Total Current Liabilities                 35,529            31,688
                                               -----------      ------------

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value, 25,000,000 shares
      authorized, 3,300,250, and 3,276,500 shares
      issued and outstanding respectively            3,300             3,276
     Capital in excess of par value              1,343,994         1,284,018
      Subscription receivable                         -                 -
     Earnings (deficit) accumulated during
      the development stage                     (1,259,672)         (975,239)
                                               -----------      ------------
          Total Stockholders' Equity                87,622           312,055
                                               -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   123,151      $    343,743
                                               ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
((Formerly Natex Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the     For the     For the     For the     (Deficit)
                                                     3 months    3 months    6 months    6 months    Accumulated
                                                      Ended       Ended       Ended       Ended       During the
                                                     June 30,    June 30,    June 30,    June 30,    Development
                                                      2001        2000        2001        2000          Stage
                                                    ----------  ----------  ----------  ----------  ------------
REVENUE                                             $     -     $     -     $     -     $     -     $      -
                                                    ----------  ----------  ----------  ----------  -----------
EXPENSES
  Equity in loss from limited liability company           -           -           -         56,384      446,549
  General and administrative                             5,176      20,355      25,123      21,443      117,984
  Professional fees                                      2,120      19,516      13,897      22,916      160,665
  Depreciation and amortization expense                  1,204        -          2,408       2,975       12,688
  Research and development                             122,296      62,477     245,667      62,477      519,736
                                                    ----------  ----------  ----------  ----------  -----------
                                                       130,796     102,348     287,095     166,195    1,257,622
                                                    ----------  ----------  ----------  ----------  -----------
OPERATING LOSS                                        (130,796)   (102,348)   (287,095)   (166,195)  (1,257,622)
                                                    ----------  ----------  ----------  ----------  -----------
OTHER INCOME AND EXPENSE
  Interest income                                          581          83       2,762         273       12,573
  Limited sales of tanks, net of direct
   production costs of $1,046                             -          2,954        -          2,954       13,003
                                                    ----------  ----------  ----------  ----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (130,215)    (99,311)   (284,333)   (162,968)  (1,232,046)
  Minimum State franchise tax                              100         100         100         100          400
                                                    ----------  ----------  ----------  ----------  -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                           (130,315)    (99,411)   (284,433)   (163,068)  (1,232,446)

  Cumulative effect of accounting change for
   organization costs                                     -           -           -           -         (27,226)
                                                    ----------  ----------  ----------  ----------  -----------
NET INCOME (LOSS)                                   $ (130,315) $  (99,411) $ (284,433) $ (163,068) $(1,259,672)
                                                    ==========  ==========  ==========  ==========  ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                   $    (0.04) $    (0.05) $    (0.09) $    (0.10) $     (0.84)
                                                    ==========  ==========  ==========  ==========  ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $    (0.00) $    (0.00) $    (0.00) $    (0.00) $     (0.02)
                                                    ==========  ==========  ==========  ==========  ===========
EARNINGS (LOSS) PER SHARE                           $    (0.04) $    (0.05) $    (0.09) $    (0.10) $     (0.86)
                                                    ==========  ==========  ==========  ==========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES             3,300,250   1,844,165   3,306,369   1,642,352    1,462,247
                                                    ==========  ==========  ==========  ==========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the       For the      Cumulative
                                                                         6 Months      6 Months     During the
                                                                         June 30,      June 30,     Development
                                                                           2001          2000           Stage
                                                                       -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                        $  (284,433)  $  (163,068)  $ (1,259,672)
     Adjustments to reconcile net (loss) to net cash provided
     by operating activities
     Cumulative change in accounting principle                                -             -            27,226
     Stock issued for services                                                -             -            75,000
     Decrease in investment in limited liability company                      -           56,384        446,548
     Depreciation and amortization                                           2,408         1,204         12,688
     Changes in assets and liabilities
          Decrease in supplies                                                -             (972)           (71)
          Increase in organization costs                                      -             -           (28,465)
          Increase in accounts payable                                      14,214          (807)        12,020
          Decrease in accrued expenses                                     (10,373)          404         (8,598)
                                                                       -----------   -----------   ------------
          Net cash (used) by operating activities                         (278,184)     (106,855)      (723,324)
                                                                       -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of joint venture partner - net of cash                       -          (71,826)        17,016
     Related party loans                                                      -            3,706       (509,000)
     Investment in limited liability company                                  -             -          (250,000)
     Purchase of equipment and leaseholds improvements                      (7,497)         -            (9,740)
     Additional patent costs                                               (13,629)         -           (19,145)
                                                                       -----------   -----------   ------------
          Net cash provided (used) by investing activities                 (21,126)      (68,120)      (770,869)
                                                                       -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                   60,000       140,000      1,597,500
     Direct costs of stock sale                                               -             -           (44,548)
                                                                       -----------   -----------   ------------
          Net Cash Provided By Financing Activities                         60,000       140,000      1,552,952
                                                                       -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH                                           (239,310)      (34,975)        58,759
                                                                       -----------   -----------   ------------
CASH - BEGINNING OF PERIOD                                                 298,069        79,190           -
                                                                       -----------   -----------   ------------
CASH - END OF PERIOD                                                   $    58,759   $    44,215   $     58,759
                                                                       ===========   ===========   ============
SUPPLEMENTAL INFORMATION
     Interest paid during the period                                   $      -      $      -      $       -
                                                                       ===========   ===========   ============
     Income taxes paid during the period                               $       100   $       100   $        400
                                                                       ===========   ===========   ============
     Stock issued to pay royalties and expenses of related entity      $      -      $      -      $     97,000
                                                                       ===========   ===========   ============
     Stock issued to pay finders fee                                   $     5,000   $      -      $     55,000
                                                                       ===========   ===========   ============
     Stock issued to acquire Powerball Industries, Inc.                $      -      $      -      $   (370,658)
                                                                       ===========   ===========   ============


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

Consolidation policy - Prior to the acquisition , the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at June 30, 2001 and December 31, 2000, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, Inc. The consolidated statement of operation and statement of cash flows at June 30, 2000, excludes the Powerball Technologies, Inc.'s financial information from the first quarter ending March 31, 2000, because the acquisition was consummated in the second quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the six months ended June 30, 2001 and the year ended December 31, 2000.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for June 30, 2001 and December 31, 2000. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and in behalf of its joint venture partner, prior to its acquisition, were based on the fair market value of the above items at the time of issuance

Research and Development Costs - Research and Development costs to both future and present products are charged to operations as incurred

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS(Continued)

carries no interest and is subject to prepayment.  The shares under this
subscription will be held in escrow until the note is satisfied.   As of March
31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee was treated as a direct cost of the private placement. In June 2001, the Company canceled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation, 1,250 of the shares issued represented the finder's fee.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2000, and June 30, 2001, a stockholder owed the Company $6,294 on a non-interest and non-secured short-term advance.

NOTE 8 - SUBSEQUENT EVENT - STOCK OFFERING

In August 2001, subsequent to the date of these financial statements, the Company completed a private placement of 80,000 shares of its restricted common stock to certain existing shareholders at a price of $2.50 per share for aggregate proceeds of $200,000.

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

General
-------

Powerball has completed the construction of its pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of metallic sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. Powerball intends to retain the services of a professional chemical and mechanical engineering firm to scale up the methodologies in the pilot plant to achieve results that management hopes will yield commercially useful hourly sodium production quantities.

Powerball is currently in discussions and working out specifics for a number of demonstration projects for its Hydrogen On Demand generators. These projects include powering an environmental research submarine focused on global warming research and building a demonstration hydrogen refueling station for fuel cell vehicles in California. Powerball is also engaged in discussions with a fuel cell manufacturer regarding a possible joint venture arrangement. However, no agreements have been finalized or entered into as of the date of this filing and management cannot predict when or if any of the potential agreements may be executed.

Results of Operations
---------------------
Three and Six Months Ended June 30, 2001 compared with June 30, 2000
--------------------------------------------------------------------
Revenues. Powerball expects that initial revenues will be generated primarily by its Plant through the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. Powerball had no revenues for the three and six months ended June 30, 2001 and 2000, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and six months ended June 30, 2001, the Company had total operating expenses of $130,796 and $287,095, respectively, compared to $102,348 and $166,195 for the three months and six months ended June 30, 2000. The increase in operating expenses is attributable primarily to a substantial increase in research and development costs of $183,190, and a small increase in general and administrative expenses of $3,680, offset by a decrease in professional fees of $9,019, for the six month period. The increase in general and administrative expenses and research and development costs reflects the Company's acquisition of 100% ownership of Powerball Technologies, LLC ("Tech") in the second quarter of fiscal 2000, and consequent responsibility for all the costs associated with Tech.

Professional fees for the first six months in fiscal 2000 were higher primarily due to the legal and accounting costs relating to the acquisition of Tech. In the next twelve months, the Company anticipates that operating costs will increase due to additional staffing and research and development expenses.

Other Income. Other income for the three and six month period ended June 20, 2001 consisted of $581 and $2,762 of interest income, respectively, compared with $83 and $273 of interest income and $2,954 from the limited sales of tanks, net of production costs, for the three and six months ended June 30, 2000.

The Company experienced a net loss of $130,315 and $284,433, respectively, for the three and six months ended June 30, 2001 compared with a net loss of $99,411 and $163,068 for the three and six months ended June 30, 2000. The Company's net loss since inception has been $1,259,672. The net loss per share for the three and six months ended June 30, 2001 was $0.04, and $0.09, based on the weighted average number of shares outstanding of 3,300,250 and 3,306,369 shares, respectively compared to $0.05 and $0.10, based on weighted average number of shares outstanding of 1,844,165 and 1,642,352, respectively, for the three and six months ended June 30, 2000. The net loss per share since inception has been $0.86, based on the weighted average number of shares outstanding of 1,462,247.

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

In January 2001, the Company completed a private placement offering of 165,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $600,000, payable in installments through July 31, 2001. In June 2001, the Company canceled the subscription for nonpayment of the balance of $550,000 due on the installment payments. A total of $50,000 was received prior to the cancellation for which 13,750 Units were issued, including 1,250 Units to a finder.

In August 2001, subsequent to the date of the financial statements attached hereto, the Company successfully completed a private placement of 80,000 shares of its restricted common stock to certain existing shareholders at a price of $2.50 per share for aggregate proceeds of $200,000.

The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in Tech; the loan of additional working capital to Tech, and for the continued development activities of the Company. Because of the merger with PIC, the Company's balance sheet at June 30, 2001 no longer reflects the loans to Tech as a receivable because the loans are now treated as an intercompany transaction and consolidated. All funds loaned to Tech were obtained by the Company through the sale of its equity securities.

At June 30, 2001, the Company had current assets of $66,096 and current liabilities of $35,529 for working capital of $30,567. At June 30, 2001, the Company had other property and equipment of $23,273, net of depreciation, and patents and license agreements, net of amortization, of $33,782.

Cash used in operations for the six months ended June 30, 2001 was $278,184 compared to $106,855 for the six months ended June 30, 2000. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

As a result of the merger, Tech is the wholly-owned subsidiary of the Company, and all the expenses of Tech are consolidated with those expenses of the Company. The Company expects that it will continue to incur operational losses for the next twelve months, primarily as a result of expenditures related to the operation of the Plant and the general overhead thereto. Although the Plant is completed, because of the consolidation of operations such operating expenses are expected to increase. The Company hopes that the Plant may begin to generate some operating revenues during the next twelve months, but cannot determine when it will receive revenues or the amount of such potential revenues, if any, at this time.

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

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
     None.


(b)     Reports on Form 8-K.
        --------------------
     No reports on Form 8-K were filed in the quarter ended June 30, 2001.
The Company filed a report on Form 8-K on July 18, 2001, reporting the cancellation of the balance of the January 2001 private placement subscription described above. See PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.


Dated: August 14, 2001               By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer