Form 10QSB
period 2001-09-30
POWERBALL INTERNATIONAL INC
filed 2001-11-14
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2001

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

                2095 West 2200 South, West Valley City, Utah 84119
         ---------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,300,250
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2001

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)
CONSOLIDATED BALANCE SHEETS

ASSETS                                        September 30,     December 31,
                                                   2001             2000
                                               -----------      ------------
CURRENT ASSETS
     Cash in bank                              $    82,173      $    298,069
     Due from stockholder                            6,294             6,294
     Supplies                                        1,043             1,043
                                               -----------      ------------
          Total Current Assets                      89,510           305,406
                                               -----------      ------------
PROPERTY AND EQUIPMENT
     Equipment                                       7,770             7,770
     Leasehold improvements                         28,092            20,596
                                               -----------      ------------
                                                    35,862            28,366
     Less accumulated depreciation                 (13,305)          (11,157)
                                               -----------      ------------
                                                    22,557            17,209
                                               -----------      ------------
OTHER ASSETS
     Patents and assigned technology, net of
      amortization of $5,368 and $3,904             34,019            21,128
                                               -----------      ------------
          Total Other Assets                        34,019            21,128
                                               -----------      ------------
TOTAL ASSETS                                   $   146,086      $    343,743
                                               ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $     3,345      $     19,724
     Accrued and deferred liabilities                1,574            11,964
     Deferred equity                               200,000              -
                                               -----------      ------------
          Total Current Liabilities                204,919            31,688
                                               -----------      ------------

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value, 25,000,000 shares
      authorized, 3,300,250, and 3,276,500 shares
      issued and outstanding respectively            3,300             3,276
     Capital in excess of par value              1,343,994         1,284,018
     Earnings (deficit) accumulated during
      the development stage                     (1,406,127)         (975,239)
                                               -----------      ------------
          Total Stockholders' Equity               (58,883)          312,055
                                               -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   146,086      $    343,743
                                               ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
((Formerly Natex Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the     For the     For the     For the     (Deficit)
                                                     3 months    3 months    9 months    9 months    Accumulated
                                                      Ended       Ended       Ended       Ended       During the
                                                      Sep 30,     Sep 30,     Sep 30,     Sep 30,    Development
                                                       2001        2000        2001        2000          Stage
                                                    ----------  ----------  ----------  ----------  ------------
REVENUE                                             $     -     $     -     $     -     $     -     $      -
                                                    ----------  ----------  ----------  ----------  -----------
EXPENSES
  Equity in loss from limited liability company           -           -           -         56,384      446,549
  General and administrative                             8,090      20,258      33,193      41,701      126,074
  Professional fees                                     15,047      16,660      28,964      39,576      175,712
  Depreciation and amortization expense                  1,204        -          3,612       2,975       13,892
  Research and development                             122,114      89,913     367,781     152,390      641,850
                                                    ----------  ----------  ----------  ----------  -----------
                                                       146,455     126,831     433,550     293,026    1,404,077
                                                    ----------  ----------  ----------  ----------  -----------
OPERATING LOSS                                        (146,455)   (126,831)   (433,550)   (293,026)  (1,404,077)
                                                    ----------  ----------  ----------  ----------  -----------
OTHER INCOME AND EXPENSE
  Interest income                                         -          3,171       2,762       3,444       12,573
  Limited sales of tanks, net of direct
   production costs of $1,046                             -             48        -          3,002       13,003
                                                    ----------  ----------  ----------  ----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (146,455)   (123,612)   (430,788)   (286,580)  (1,378,501)
  Minimum State franchise tax                             -           -            100         100          400
                                                    ----------  ----------  ----------  ----------  -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                           (146,455)   (123,612)   (430,888)   (286,680)  (1,378,901)

  Cumulative effect of accounting change for
   organization costs                                     -           -           -           -         (27,226)
                                                    ----------  ----------  ----------  ----------  -----------
NET INCOME (LOSS)                                   $ (146,455) $ (123,612) $ (430,888) $ (286,680) $(1,406,127)
                                                    ==========  ==========  ==========  ==========  ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                   $    (0.04) $    (0.04) $    (0.13) $    (0.13) $     (0.87)
                                                    ==========  ==========  ==========  ==========  ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $    (0.00) $    (0.00) $    (0.00) $    (0.00) $     (0.02)
                                                    ==========  ==========  ==========  ==========  ===========
EARNINGS (LOSS) PER SHARE                           $    (0.04) $    (0.04) $    (0.13) $    (0.13) $     (0.89)
                                                    ==========  ==========  ==========  ==========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES             3,300,250   3,086,337   3,304,307   2,127,193    1,580,701
                                                    ==========  ==========  ==========  ==========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
(Formerly Natex Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the       For the      Cumulative
                                                                         9 Months      9 Months     During the
                                                                       September 30, September 30,  Development
                                                                           2001          2000           Stage
                                                                       -----------   -----------   ------------
                                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                        $  (430,888)  $  (286,680)  $ (1,406,127)
     Adjustments to reconcile net (loss) to net cash provided
     by operating activities
     Cumulative change in accounting principle                                -             -            27,226
     Stock issued for services                                                -             -            75,000
     Decrease in investment in limited liability company                      -           56,384        446,548
     Depreciation and amortization                                           3,612         2,408         13,892
     Changes in assets and liabilities
          Decrease in supplies                                                -           (1,547)           (71)
          Increase in organization costs                                      -             -           (28,465)
          Increase in accounts payable                                     (16,378)         (807)       (18,572)
          Decrease in accrued expenses                                     (10,391)       (5,910)        (8,616)
                                                                       -----------   -----------   ------------
          Net cash (used) by operating activities                         (454,045)     (236,152)      (899,185)
                                                                       -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of joint venture partner - net of cash                       -          (71,826)        17,016
     Related party loans                                                      -           50,000       (509,000)
     Investment in limited liability company                                  -             -          (250,000)
     Purchase of equipment and leaseholds improvements                      (7,497)         -            (9,740)
     Additional patent costs                                               (14,354)         -           (19,870)
                                                                       -----------   -----------   ------------
          Net cash provided (used) by investing activities                 (21,851)      (22,884)      (771,594)
                                                                       -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                  260,000       607,500      1,797,500
     Direct costs of stock sale                                               -             -           (44,548)
                                                                       -----------   -----------   ------------
          Net Cash Provided By Financing Activities                        260,000       607,500      1,752,952
                                                                       -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH                                           (215,896)      348,464         82,173

CASH - BEGINNING OF PERIOD                                                 298,069        79,190           -
                                                                       -----------   -----------   ------------
CASH - END OF PERIOD                                                   $    82,173   $   427,654   $     82,173
                                                                       ===========   ===========   ============
SUPPLEMENTAL INFORMATION
     Interest paid during the period                                   $      -      $      -      $       -
                                                                       ===========   ===========   ============
     Income taxes paid during the period                               $       100   $       100   $        400
                                                                       ===========   ===========   ============
     Stock issued to pay royalties and expenses of related entity      $      -      $      -      $     97,000
                                                                       ===========   ===========   ============
     Stock issued to pay finders fee                                   $     5,000   $      -      $     55,000
                                                                       ===========   ===========   ============
     Stock issued to acquire Powerball Industries, Inc.                $      -      $      -      $   (370,658)
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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
(Formerly Natex Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company and its subsidiary are in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC ("Tech"), for 1,500,000 shares of the Company's common which was issued to the other joint interest member. At that time, Tech became a wholly owned subsidiary of the Company. The Company, through its wholly owned subsidiary and prior to the year 2000 its joint venture, is involved in research and development efforts of commercializing the Technology.

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in Tech using the equity method of accounting. The acquisition has been accounted for using the purchase method of accounting. The consolidated balance sheet, statement of operation, and statement of cash flows at September 30, 2001 and December 31, 2000, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Tech. The consolidated statement of operation and statement of cash flows at June 30, 2000, excludes the Tech's financial information from the first quarter ending March 31, 2000, because the acquisition was consummated in the second quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation.

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

Intangible Asset - At the time of the acquisition, the patent technology held by the joint venture was assigned to the Company and was recorded at the historical cost as recorded on the books of Tech. This cost plus additional costs related to the Technology obtained is being amortized over ten years on a straight-line basis.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
(Formerly Natex Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the nine months ended September 30, 2001 and the year ended December 31, 2000.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for September 30, 2001 and December 31, 2000. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and in behalf of its joint venture partner, prior to its acquisition, were based on the fair market value of the above items at the time of issuance.

Research and Development Costs - Research and Development costs to both future and present products are charged to operations as incurred.

NOTE 2  -  RECEIVABLE - RELATED PARTY

The receivable from related party was an unsecured non-interest bearing loan,
which had no repayment terms.   The Company now accounts for the related party
loan as an intercompany transfer and is eliminated in consolidation.  The
receivable was due from Tech.   Powerball International, Inc. was a 50% owner
of Tech, until the second quarter 2000 merger.

NOTE  3  -  BUSINESS COMBINATION

The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Industries, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity
was its joint interest investment in Tech.   The merger caused Tech to become
a wholly-owned subsidiary of the Company. The results of operations of Tech is included in the financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
(Formerly Natex Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   4  -  INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and PIC, formed Tech to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. PIC assigned the Technology License to the Tech for a 50% ownership interest in Tech. The Company invested $250,000 in Tech for a 50% ownership interest. Tech is a development stage company. For the quarter ended March 31, 2000, equity in the loss of Tech was recognized in the Company's financial statements.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
(Formerly Natex Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   5  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS (Continued)

the end each month starting with February 2001.   The note is unsecured,
carries no interest and is subject to prepayment.  The shares under this
subscription will be held in escrow until the note is satisfied.   As of March
31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee was treated as a direct cost of the private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation, 1,250 of the shares issued represented the finder's fee.

In August 2001, the Board of Directors approved, but never consummated a private placement offering of up to 100,000 shares of the Company's restricted common stock at a price of $2.50 per share. Subsequently in October 2001, the Board approved amending the private placement due to market conditions for up to 400,000 shares at a price of $1.00 per share.

From January to September 2001, warrants for 10,000 shares of common stock were exercised at $1.00 per share for a total amount of $10,000.

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

At December 31, 2000, and September 31, 2001, a stockholder owed the Company $6,294 on a non-interest and non-secured short-term advance.

NOTE 8 - SUBSEQUENT EVENTS

On October 4, 2001, due to market conditions, the Company's Board of Directors amended its previously authorized but unfulfilled August 2001 private placement, to permit the sale of up to 400,000 shares at a price of $1.00 per share. As of September 30, 2001, $200,000 had been received from the private placement by the Company and recorded as a deferred liability because the stock was not issued until October 2001.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
(Formerly Natex Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS (Continued)

On October 5, 2001, the Board of Directors granted a total of 25,000 stock options to two employees of the Company under the Company's Stock Option and Award Plan with an exercise price of $1.50 per share, the closing price of the Company's common stock on that date. Also, the Board approved the issuance of 100,000 shares of the Company's restricted common stock to Robert Ipson, CEO, for services rendered to the Company, and credited Phillip McStotts, Board member and consultant to the Company, with $20,000 toward the exercise of his outstanding $1.00 warrants for purchase of the Company's common stock.

On October 11, 2001, the Board of Directors approved the payment of $35,000 cash and the issuance of 100,000 shares of the Company's restricted common stock to The Investor Online for services to be rendered by The Investor Online to the Company, to increase the Company's visibility in the financial and investment marketplace.

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

Powerball is currently in discussions and working out specifics for a number of demonstration projects for its Hydrogen On Demand generators. These projects include powering an environmental research submarine focused on global warming research and building a demonstration hydrogen refueling station for fuel cell vehicles in California. Powerball is also engaged in discussions with a fuel cell manufacturer regarding a possible joint venture arrangement. However, no agreements have been finalized or entered into as of the date of this filing.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2001 compared with
September 30, 2000
------------------------------------------------------------
Revenues. Powerball expects that initial revenues will be generated primarily through the production of sodium. The pilot sodium plant in Salt Lake City is currently finished and in daily operation. The pilot plant is not intended to produce commercial quantities of sodium. The purpose of this facility is to physically demonstrate the ability to produce a quality product on a continuous basis. When certain milestones have been reached in the pilot plant, a much larger facility will be constructed in a location that is closer to the raw materials that we use. Powerball has engaged in considerable due diligence and discussions concerning possible locations of our first commercial operation.

Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. Powerball had no revenues for the three and nine months ended September 30, 2001 and 2000, respectively, and has had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and nine months ended September 30, 2001, Powerball had total operating expenses of $146,455 and $433,550, respectively, compared to $126,831 and $293,026 For the three and nine month period ended September 30, 2000. The increase in operating expenses is attributable primarily to a substantial increase in research and development costs of

$32,201 and $215,391, respectively, offset by small decreases in general and administrative expenses ($8,070 and $8,508, respectively) and professional fees ($1,613 and $10,612, respectively). The increase in research and development costs reflects the Company's acquisition of 100% ownership of Powerball Technologies, LLC ("Tech") in the second quarter of fiscal 2000, and consequent responsibility for all the research costs associated with Tech.

Other Income. Other income for the three and nine months ended September 30, 2001 was -0- and $2,762, consisting of interest income. Other income for the three and nine month period ended September 30, 2000 consisted of $3,171 and $3,444 of interest income and $48 and $3,002 (net)from limited sales of tanks.

The net loss for the three and nine months ended September 30, 2001 was $146,455 and $430,888 compared to a net loss of $123,612 and $286,680 for the three and nine month period ended September 30, 2000. The Company's net loss since inception has been $1,406,127.

The net loss per share for the three and nine month period ended September 30, 2001 was $0.04 and $0.13, based on the weighted average number of shares outstanding of 3,300,250 and 3,304,307 shares. The net loss per share for the three and nine month period ended September 30, 2000 was $0.04 and $0.13, based on the weighted average number of shares outstanding of 3,086,337 and 2,127,193 shares. The net loss per share since Inception has been $0.89, based on the weighted average number of shares outstanding of 1,580,701.

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

In August 2001, the Company initiated a private placement of its restricted common stock to certain existing shareholders. The original private placement was intended to raise a maximum of $200,000 through the sale of 80,000 shares at a price of $2.50 per share. However, prior to the fulfillment of the private placement, due to market conditions and the need for additional capital, in October 2001, the Company's Board of Directors amended the private placement, to permit the sale of up to 400,000 shares at a price of $1.00 per share. As of September 30, 2001, $200,000 had been received from the private placement by the Company and recorded as a deferred liability because the stock was not issued until October 2001.

The issuances of common stock have been utilized for working capital, payment of professional services, the initial capital investment in Tech; the loan of additional working capital to Tech, and for the continued development activities of the Company. Because of the merger with PIC, the Company's balance sheet at September 30, 2001 no longer reflects the loans to Tech as a receivable because the loans are now treated as an intercompany transaction and consolidated. All funds loaned to Tech were obtained by the Company through the sale of its equity securities.

As of September 30, 2001, the Company had current assets of $89,510, consisting primarily of cash of $82,173, and current liabilities of $204,919, for a working capital deficit of $115,400. The current liabilities consist primarily of deferred equity of $200,000 for cash received for private placement subscriptions for which shares were not issued until October 2001, subsequent to the date of the financial statements (See NOTE 8 - SUBSEQUENT EVENTS to the financial statements). At September 30, 2001, the Company had assets of $56,576, consisting of fixed assets, net of depreciation, of $22,557 and other assets consisting of patents and assigned technology, net of amortization, of $34,019.

Cash used in operations for the nine month period ended September 30, 2001 was $454,045 compared to $236,152 for the period ended September 30, 2000. Since inception the Company's operations been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

The Company expects that it will continue to incur operational losses for the next twelve months, primarily as a result of expenditures related to the operation of the Plant and the general overhead thereto. Although the Plant is completed, such operating expenses are expected to increase. The Company hopes that the Plant may begin to generate some operating revenues during the next twelve months, but cannot determine when it will receive revenues or the amount of such potential revenues, if any, at this time.

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

                        ITEM 2.  CHANGES IN SECURITIES

     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                           ITEM 5.  OTHER INFORMATION

On October 4, 2001, Jed Checketts, the Company's President, resigned as an officer and director of the Company. Matthew Fisher was appointed as a director to fill the resulting vacancy.

On October 5, 2001, the Board of Directors granted a total of 25,000 stock options to two employees of the Company under the Company's Stock Option and Award Plan with an exercise price of $1.50 per share, the closing price of the Company's common stock on that date. Also, the Board approved the issuance of 100,000 shares of the Company's restricted common stock to Robert Ipson, CEO, for services rendered to the Company, and credited Phillip McStotts, Board member and consultant to the Company, with $20,000 toward the exercise of his outstanding $1.00 warrants for purchase of the Company's common stock.

On October 11, 2001, the Board of Directors approved the payment of $35,000 cash and the issuance of 100,000 shares of the Company's restricted common stock to TheInvestorOnline, an investor research service, for research and information dissemination services to be rendered by TheInvestorOnline to the Company, to increase the Company's visibility in the financial and investment marketplace.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     None.


(b)     Reports on Form 8-K.
        --------------------
The Company filed a Current Report on Form 8-K on July 18, 2001, reporting the cancellation of the balance of the January 2001 private placement subscription described above. See PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.


Dated: November 12, 2001             By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer