Form 10KSB
period 2001-12-31
POWERBALL INTERNATIONAL INC
filed 2002-04-02
CIK 1048237

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
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

Securities registered pursuant to section 12(g) of the Act:
                      Common Stock, $.001 par value
                      -----------------------------
                             (Title of class)

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

Based on the average bid and asked prices of the common stock at March 26, 2002, of $3.07 per share, the market value of shares held by nonaffiliates would be $6,605,105.

As of March 26, 2001, Powerball had 4,137,250 shares of common stock issued and outstanding.

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

                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
History and Organization
------------------------
Powerball International, Inc. was incorporated on July 9, 1997 under the laws of the State of Utah for the purpose of raising capital to invest in a joint venture with Powerball Industries, Inc., a Utah corporation ("PIC"). PIC's principal shareholder was Jed Checketts ("Checketts")and was the licensee of certain Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen (the "Technology"). Checketts is the inventor of the Technology. In December, 1997, the Company and PIC formed a joint venture named Powerball Technologies, LLC ("PT"). The Technology forms the basis for the operations of PT, and is the essential reason the we invested in PT.

During the beginning of the second quarter ended June 30, 2000, our shareholders approved an Agreement and Plan of Merger wherein we acquired of all the issued and outstanding shares of PIC in exchange for 1,500,000 shares of our common stock. In connection with the acquisition, new directors were elected and our name was changed to Powerball International, Inc. The merger also consolidated ownership of PT, with PT becoming our wholly-owned subsidiary. As a result of the merger, we now the own the Technology.

Sodium Production
-----------------
An important aspect of our initial plan has been the development of a demonstration plant (the "Plant") to recover metallic sodium from sodium hydroxide on what our management believes may be a commercially viable basis for resale to industrial and commercial users. The Plant is designed to be a proto type plant to demonstrate the effectiveness of our sodium production process. At this filing, the Plant is completed and the final tuning and testing process for sodium production has begun. The pilot plant has successfully produced small quantities of sodium metal from sodium hydroxide. Current research is focused on adjustments that would allow for a continuous production of large quantities of metallic sodium.

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

Our approach to supplying hydrogen to users will be to eliminate the costs and risks of transporting and storing a bulk supply of hydrogen in either a compressed gas or liquid form by producing hydrogen on site as needed. Our fuel pellets are able to safely store an energy dense form of hydrogen as a solid material, at room temperature and normal atmospheric pressure. We expect to be able to demonstrate that the Technology can produce hydrogen gas on an as needed basis by the user (i.e., "Hydrogen On Demand") in a manner we believe will be safer and more cost effective than existing methods.

The Hydrogen Generation System
------------------------------
Our Technology also relates to the production of hydrogen gas in a Hydrogen Generation System. The Hydrogen Generation System is designed to produce hydrogen gas as needed to be used for whatever purpose it was intended. The hydrogen is produced in the Hydrogen Generation System through a chemical reaction of sodium hydride with water. Key components of the Hydrogen Generation System include a tank called a Hydrogen on Demand Generator (the "Tank") and fuel pellets which are made of sodium hydride (the "powerballs"). Each powerball is a sodium hydride sphere which is approximately 1.2 inches in diameter, covered by a polyethylene cover.

The Hydrogen Generation System generally works as follows: ordinary water and powerballs are deposited into the Tank. After being deposited into the Tank, the powerballs remain inert or inactive and do not produce hydrogen until needed. Another key component of the Hydrogen Generation System is a cutting device which, when activated, cuts the powerball, exposing it to the water contained in the Tank. When hydrogen is needed by the user, the powerball is
inserted into the cutting device and cut or opened.   After being opened, the
sodium hydride core of the powerball is exposed directly to the water and reacts with the water to produce hydrogen gas. The Tank's metering system can detect when additional hydrogen is required, and when required, another powerball moves in to the cutting device, and the process of creating hydrogen is repeated.

The Hydrogen Generation System is completely operational. It contains a an electronic control system and automatically produces hydrogen by slicing pellets inside the Tank.

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

Because of the ready availability of all the supplies and components, we have not restricted ourselves to any particular suppliers, although we may seek to establish such relationships if production demands increase substantially.

Our management believes that the economics of producing hydrogen through the Technology will be dependent upon many factors including the purchase price of key raw materials such as sodium hydroxide and natural gas (methane) and the relative competitive price of other forms of hydrogen as supplied by alternative suppliers.

Potential Products
------------------
If we are able to demonstrate that the Technology will permit the cost effective and safe production of hydrogen, we intend to manufacture, or have manufactured, and ultimately market, the following products:

     Sodium - The Plant is designed to produce sodium from sodium hydroxide, an industrial and manufacturing waste product. Domestic annual sales of metallic sodium exceed $100 million dollars. Sodium is currently used as a component in chemical manufacturing to produce sodium derivative compounds such as sodium borohydride, sodium methylate, sodium tertbutoxide, and as an ingredient to produce or process nylon synthetic fibers, rubber compounds, insecticides, dyes, fragrances, and flavors. In pharmaceutical manufacture it is used in the production of vitamins A and C, ibuprophen, sulfa methoxizane, and certain barbiturates. In metals manufacture and refining, sodium is used to process tantalum, titanium, potassium, silicon, lead, silver, zinc, aluminum alloys and de-scaling of steel. Sodium is currently produced using a method called a "Down's Cell" that electrolyzes molten sodium cloride (salt) and is reliant on large quantities of electricity and an effective method of dealing with or reselling chlorine. The energy source that we utilize in sodium production is lower in cost than electricity. In addition our process is energy source flexible. Any economical and locally availability source of heat can be used to produce sodium from sodium hydroxide. These potential heat sources include natural gas, solar concentrators, geothermal, #6 heating oil, or coal. Our management believes that the powerball plant could also be an effective means of capturing the wasted or unmarketable natural gas energy that is currently considered a "stranded resource" or is burned at the well head because of an absence of a pipeline infrastructure.

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

If we are successful in obtaining market acceptance of the Technology and the products derived therefrom, we intend to market Tanks to various users including original equipment manufacturers ("OEM's"), such as electronics manufacturers, experimental fuel cell vehicle manufacturers and power plants. Inasmuch as the Tanks have not been manufactured on a mass basis, the cost of manufacturing the Tanks and the willingness of users to pay a particular price for the Tanks has not been determined with certainty at this time.

     Powerballs    The powerballs are polyethylene coated pellets of sodium
hydride. Powerballs are stored directly in water. They can remain in water for months with little or no change to the coatings. When a powerball is cut under water, the sodium hydride inside reacts with the water to produce hydrogen. A powerball will react to completion in approximately 10 seconds. The components of the powerballs are readily available from a variety of sources. Initially, we do not intend to market powerballs as a separate product, but will use powerballs in connection with the generation of hydrogen to be sold to purchasers of hydrogen gas. If initial marketing efforts are successful, we will attempt to market the powerballs with our Tanks.

To date, Tanks have been produced and sold to a variety of companies in the United States and abroad. In the next twelve months, we plan to produce a limited number of specialized Tanks for select customers. However, our primary focus is on construction of a commercial sodium production facility before we begin mass production of the Tanks.

Potential Customers
-------------------
We plan to direct our sodium marketing efforts to chemical companies and metal refineries and processors. Initial discussions with potential customers are currently taking place.

The Hydrogen on Demand Technology is not expected to be competitive as an alternative to hydrogen produced from on-site reformation or as a by-product from chemical plants. Our business plan is to attempt to demonstrate that our Technology is a viable commercial alternative for either the bulk shipment of liquid hydrogen or the bulk shipment of compressed hydrogen gas. We will also attempt to market hydrogen and our hydrogen generating products to oil refineries, power plants and welding operations as part of our initial marketing efforts.

Our long-term business plan is to manufacture and market hydrogen generation products (i.e., Tanks, powerballs and Plants). First, however, we intend to attempt to prove the commercial viability of our Plant's sodium production process, and subsequently the commercial viability of the Technology by generating and selling hydrogen generated from our products and Technology to a select group of industrial users.

As of this date no specific marketing plan for uses has been developed. It is anticipated that a long-term marketing plan will be developed when there has been sufficient acceptance of the Technology and the economics of the Technology, in the marketplace.

Competition for Sodium Market
-----------------------------
We will face significant competition from DuPont who currently dominates the domestic sodium market. There is also foreign sodium production in France, China and other countries. We anticipate eventually achieving a lower product cost due mainly to lower energy and labor costs in the manufacturing process.

Competition for Hydrogen Generation Market
------------------------------------------
We will be engaged in the business of providing hydrogen generation products to end users and OEM's. Initially, we will compete with other companies supplying hydrogen to industrial and commercial users, such as Air Products, Praxair, and Air Liquide. Generally, such competitors supply their customers with compressed hydrogen gas or liquid hydrogen, and we believe our cost effective hydrogen generation system will enable us to obtain a significant market share from such customers. We will also compete with any other companies which may offer technologies and products for hydrogen on demand production.

We are aware of specific competitors working on hydrogen generating equipment, including the Arthur D. Little Corporation, Epyx Corporation, Los Alamos National Laboratory, and Analytic Power Sysvtems. H Power is working on a hydride-water system and Dais Corporation is working on some form of pellets which dissolve in water (according to their web page). Millenium Cell is working on a sodium borohydride system that reacts with a ruthenium catalyst to produce hydrogen. Thermo Power Corporation is working on a slurry of lithium hydride material in oil which reacts with water to produce hydrogen.

Sales of compressed and liquid hydrogen represent an estimated $1 billion per year industry. There is great interest and demand for the development of hydrogen technology and products. This interest and demand will cause many additional companies and individuals to participate in the hydrogen industry.

Nationally, there is significant research and development being conducted in the area of hydrogen fuel generation. The U.S. Government and numerous multinational corporations have and are funding various research projects.
We believe that most of our current competitors and future competitors will most likely have significantly greater assets, resources, experience, research and development talent and managerial capabilities than we do. Although our managements believes that the Technology has competitive advantages over other technologies, there can be no assurance that we will be able to fund the further development and marketing of Technology and related products, that the Technology will be accepted in the market place or that the Technology will be able to provide hydrogen generating capacity or products on a mass commercial basis.

Intellectual Property Rights
----------------------------
We hold 5 patents for three primary inventions: (i) a Hydrogen Generation System; (ii) a Hydrogen Generation Pelletized Fuel (e.g., the Powerball);
(iii) a proprietary method of producing elemental metallic sodium from waste sodium hydroxide.

We have been granted 4 patents in the United States and 1 patent in Canada.
We intend to file at least 3 additional technology patents in the United States and other selected foreign countries. There can be no assurance than any additional patents will ever issue. The failure to obtain patent protection in foreign countries will have an adverse effect on our prospects in those foreign countries where patent protection has not been received. The possibility exists that without patent protection, numerous competitors could use the technology in competing products and ventures. The possibility exists that such competitors would have the financial resources necessary to bring products using the technology to market earlier than we will.

Government Regulation
---------------------
Shipment of Sodium is regulated by the United States Department of Transportation. Sodium has a DOT Hazard Classification 4.3 (Dangerous when wet material). Safe handling procedures have been in place for many decades.

Research and Development
------------------------
During fiscal 2001, research and development expenses were $453,349. Our management anticipates that research and development expenses for fiscal 2002 will be similar or slightly less than for fiscal 2001.

Personnel
---------
At the date of this filing, we have 4 full time employees. We have a written employment agreement with William Freise, our president and chief operating officer. Our other employees are at-will and all of the employment arrangements are oral. We may elect to put written employment agreements in place for certain employees in the future.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
We had an oral arrangement with Robert K. Ipson, our C.E.O., providing for the use of his residence as our executive office until such time as we needed additional facilities. We have not paid Mr. Ipson for the use of his residence. As of March, 2001, our executive office has been moved to our operating plant facility described below.

We are conducting our technical operations in a 5,000 sq. foot facility located at 2095 West 2200 South, Salt Lake City, Utah. The facility is subject to two short term leases at a monthly rate of $2,274. The leases are due to expire February 28, 2003. Rent expense was $26,496 and $19,170 for the years ended December 31, 2001 and 2000, respectively. We expect to be able to renew the leases. These facilities will be leased until such time as additional facilities may be required.


                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by a market maker on the NASD'S OTC Bulletin Board. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                    $ 4.95                $ 1.50
Quarter ended 9/30/01                     $ 4.09                $ 1.70
Quarter ended 6/30/01                     $ 5.75                $ 3.40
Quarter ended 3/31/01                     $ 7.00                $ 5.13

Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/00                    $ 9.13                $ 5.13
Quarter ended 9/30/00                     $10.75                $ 5.50
Quarter ended 6/30/00                     $12.50                $ 5.00
Quarter ended 3/31/00                     $19.00                $ 3.00

Fiscal Year 1999                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/99                    $ 3.75                $ 2.88
Quarter ended 9/30/99                     $ 2.88                $ 1.75
Quarter ended 6/30/99                     $ 7.00                $ 1.75
Quarter ended 3/31/99                     $ 2.50                $ 1.12


We had 82 shareholders of record as of March 25, 2002.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of metallic sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. We have retained the services of a professional chemical and mechanical engineering firm to scale up the methodologies in the pilot plant to achieve results that management hopes will yield commercially useful hourly sodium production quantities.

We are currently in discussions and working out specifics for a number of demonstration projects for its Hydrogen On Demand generators. These projects include powering an environmental research submarine focused on global warming research and building a demonstration hydrogen refueling station for fuel cell vehicles in California. We are also engaged in discussions with a fuel cell manufacturer regarding a possible joint venture arrangement. However, no agreements have been finalized or entered into as of the date of this filing.

Results of Operations
---------------------
Year ended December 31, 2001 compared to year ended December 31, 2000
---------------------------------------------------------------------
Revenues. We expect that our initial revenues will be generated primarily by the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the years ended December 31, 2001 and 2000, respectively, and have had no revenues since July 9, 1997 ("Inception"). See "Other Income" below.

Operating Expenses. Our operating expenses increased in 2001 to $847,398 from $455,733 in fiscal 2000. The increase in operating expenses in 2001 is attributable primarily to additional professional fees, especially the issuance of stock to officers and directors in lieu of or in addition to cash compensation, plus additional research and development expenses. Total operating expenses from inception through December 31, 2001 have been $1,817,925. We anticipate that our operating expenses for the next twelve months will remain roughly the same as our expenses in 2001.

Other Income. We had other expense for the year ended December 31, 2001 of $3,497 for the writedown of an asset, offset by interest income of $2,762. Our other income for the year ended December 31, 2000 consisted of interest income of $7,735 and $13,003 derived from limited sales of Tanks, net of production costs.

For the year ended December 31, 2001, we experienced a net loss of 848,233, with a loss per share of $0.25, based on a weighted average number of shares of 3,444,139. By comparison, we experienced a net loss of $435,095 with a loss per share of $0.18, based on a weighted average number of shares of 2,408,658 for the year ended December 31, 2000. The net loss since inception has been $1,823,472, with a $0.68 loss per share, based on a weighted average number of shares of 2,668,625.

Liquidity and Capital Resources
-------------------------------
Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded the our operations, including continued research and development activities.

In June 2000, in order to raise additional working capital for operations, management determined that our best source for raising immediate capital was to approach certain warrant holders regarding the exercise of outstanding warrants. In order to induce such warrant holders to exercise the warrants, we offered a like number of warrants with an exercise price of $5.00 per share (the then-current market price for our common stock) to each holder exercising previously issued warrants. Accordingly, we issued 167,500 shares of common stock for aggregate proceeds of $167,500 for the exercise of outstanding warrants and thereafter issued 167,500 replacement warrants at an exercise price of $5.00 per share, exercisable beginning June 26, 2000 for a period of two years.

In July 2000, we successfully completed a private placement offering of 110,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $400,000.

In January 2001, we completed a private placement offering of 165,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $600,000, payable in installments through July 31, 2001. In June 2001, we canceled the subscription for nonpayment of the balance of $550,000 due on the installment payments. We received a total of $50,000 was received prior to the cancellation for which 13,750 Units were issued, including 1,250 Units to a finder.

In August 2001, we initiated a private placement of our restricted common stock to certain existing shareholders. The original private placement was intended to raise a maximum of $200,000 through the sale of 80,000 shares at a price of $2.50 per share. However, prior to the fulfillment of the private placement, due to market conditions and the need for additional capital, in October 2001, our Board of Directors amended the private placement, to permit the sale of up to 400,000 shares at a price of $1.00 per share. We sold a total of 356,000 shares for aggregate proceeds of $356,000.

In November, we initiated a private placement of our restricted common stock at a price of $2.50 per share. We issued a total of 161,000 shares for aggregate proceeds of $402,500.

At December 31, 2001, we had current assets of $552,583, consisting entirely of cash, and current liabilities of $26,803, for working capital of $525,780. At December 31, 2001, we had property and equipment, net of depreciation, of $10,935, and other assets of $24,595, consisting of patents and assigned technology, net of amortization, and assets held for resale, net of valuation allowance, of $4,000.

Our cash used in operations for the year ended December 31, 2001 was $614,750 compared to and $370,968 for the same period ended December 31, 2000. The substantial increase in operating cash used in 2001 reflects added personnel and the use of outside engineering firms focused on the design of a commercial scale sodium production facility. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

Our investing activities for the year ended December 31, 2001 consisted of the purchase of equipment and leasehold improvements and additional patent costs, for a total of $12,724. Our cash used in investing activities during the year ended December 31, 2000, was $124,743, representing primarily loans from us to our former joint venture prior to our acquisition of the remaining 50% interest.

Cash flows from financing activities during the year ended December 31, 2001 totaled $881,988, all from the sale of common stock.

We anticipate that within the next year additional funds may also be needed to allow us to enter into other markets for hydrogen technology. There can be no assurance that any additional required funding will be available to us.

It is expected that during the next year the primary expenditures will be for further research and development aimed at commercialization of sodium and powerball production, and expenses and professional and related fees associated with our ongoing reporting obligations. We believe we will have sufficient working capital to meet our ongoing operating expenses for the next twelve months.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality
-----------
We do not know of any seasonal aspects relating to the nature of our business operations that have had or might have a material effect on our financial condition or results of operation.

Subsequent Event
----------------
In October 2001, we entered into an investor research contract with TheInvestorOnline, a third party vendor, for services to be performed over a one year period. Upon signing the contract, we paid $35,000 cash and issued 100,000 shares of our restricted common stock valued at $1.90 per share. In March 2002, our board of directors determined that the vendor's performance under the contract was deficient and resolved to seek the return of the shares issued in connection with the contract.




                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of Powerball are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                  Dates Served
  ----                  ---   --------                  ------------
  Robert K. Ipson       62    C.E.O., director          July 1997 to date
  William Freise        48    President and C.O.O.      December 2001 to date
  Matthew Fisher        26    Vice-president, director  December 2001 to date
  Phillip L. McStotts   43    Secretary/Treasurer,      July 1997 to date
                                director

It is expected that all of our directors will hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. We will reimburse our Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

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

William W. Freise has 21 years of executive level management experience in the high technology and entertainment industries. He has held various technical, operational, and administrative roles for Six Flags Entertainment and Time Warner from 1980 to 1994. From 1995 to 2000 he was the Chief Investment Strategist of a private technology investment fund. Since January 2001 he has played a critical role for us in identifying key strategic business partnerships, defining target market opportunities, and raising capital for the company. In addition he has identified lowest cost wholesale acquisition sources of our key raw materials, and continues to develop and maintain important governmental relationships with the U.S. Department of Energy, governmental research labs and various state and federal representatives

Matthew Fisher has been one of our important employees since 1997. He was instrumental in the design and manufacture of our On-Demand Hydrogen Generation system and has been the manager and technology implementation specialist on our pilot elemental sodium facility in West Valley City, Utah. Mr. Fisher has expertise in a variety of chemical, mechanical, and computer programming disciplines and is largely responsible for the achievement of the recent key milestones in the pilot sodium facility.

Phillip L. McStotts is a founder of ZEVEX International, Inc. (a publicly traded company) and has served as ZEVEX' CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of ZEVEX' wholly-owned subsidiaries, as CFO, Secretary and Treasurer of ZEVEX Inc. and as CFO and Secretary of JTech. Mr. McStotts was a practicing CPA running his own professional corporation, Phillip L. McStotts, CPA P.C., from 1986 to 1992. Prior to starting his own firm, Mr. McStotts was employed from 1985 to 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of our last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Robert K. Ipson     2001  $ -0-     -0-     150,000       -0-      -0-      -0-       -0-
C.E.O.              2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1999  $ -0-     -0-      75,000       -0-      -0-      -0-       -0-

Bonuses and Deferred Compensation
---------------------------------
None.

Employment Agreements
---------------------
During fiscal 2001, William Freise received annual compensation for his services totaling $99,000. The employment agreement with Mr. Freise was ratified and approved in December 2001, and calls for payment of $1,000 per week from January 1, 2001 through April 30, 2001, and $1,400 per week thereafter, plus a payment each year of the two years of the agreement (2001 and 2002) of 10,000 shares of common stock and warrants for the purchase of an additional 65,000 shares of common stock at an exercise price of $4.50 per share, exercisable for five years from the date of grant.

Matthew Fisher has been placed on salary at the date of this report at a rate of $65,000 per year. Mr. Fisher had been employed at an hourly rate. The employment arrangement with Mr. Fisher is oral.

Compensation Pursuant to Plans
------------------------------
In October 2001, Mathew Fisher and Brett Maylett were granted options for the purchase of 15,000 and 10,000 shares of our common stock, respectively, at an exercise price of $1.50 exercisable for three years, under our 2000 Stock Option and Award Plan.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
In 2001, Robert Ipson was issued 100,000 shares of our common stock valued at $1.50 per share, for a total of $150,000 as compensation for his services as our Chief Executive Officer. Phillip McStotts was credited with $20,000 towards the exercise of certain options to acquire our common stock as compensation for his services as our Secretary/Treasurer.

Compensation of Directors
-------------------------
None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in the Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiary, or any change in our control, or a change in the person's responsibilities following a change in our control.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 26, 2002 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 4,137,250 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes:

(a) the exercise of options and warrants by the beneficial owner (all included warrants and options are currently exercisable); and
(b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      Robert K. Ipson                      964,500(1)    22.13
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Linda Lou Ipson                      964,500(2)    22.13
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Shorland Hunsaker                    325,000(3)     7.76
                  2751 East Rubidoux Road
                  Salt Lake City, UT  84093

Common Stock      Jed Checketts                      1,093,000(9)    26.42
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Common Stock      Richard Jivery                       325,000(4)     7.28
                  6033 W. Century Blvd., #610
                  Los Angeles, CA 90045

Securities Ownership of Management
----------------------------------
                  Robert K. Ipson, C.E.O., director        -See above -

Common Stock      William Freise, C.O.O., President    127,500(5)     3.02
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Common Stock      Matthew Fisher, V.P., director        32,000(6)     0.77
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Common Stock      Phillip L. McStotts                  100,000(7)     2.40
                  Secretary/Treasurer, director
                  746 Quaking Aspen Drive
                  Murray, UT 84123

Common Stock      Officers and Directors
                  As a Group (3 persons)             1,224,000(8)    27.39
----------------------                               =========      ======
[Notes on the above table appear on the following page]

In the preceding table:

 (1) Mr. Ipson holds of record 699,000 shares, options to acquire 50,000 shares exercisable at $1.00 per share through March 31, 2002, and warrants to acquire 130,000 shares, 110,000 warrants exercisable at $1.00 per share through June 6, 2002 and 20,000 warrants exercisable at $5.00 through June 25, 2002. Also see note 2 below.

 (2) Linda L. Ipson is the spouse of Robert K. Ipson; shares and warrants held of record by Linda Lou Ipson may be deemed to be beneficially owned by Robert
K. Ipson, and shares, options and warrants held of record by Robert Ipson may likewise be deemed to be beneficially owned by Linda Lou Ipson. Ms. Ipson holds of record 45,500 shares and warrants to acquire 40,000 shares, 10,000 warrants exercisable at $1.00 per share through March 30, 2002, and 30,000 warrants exercisable at $5.00 per share through June 25, 2002.

 (3) Mr. Hunsaker's numbers include 275,000 shares, and warrants to acquire 50,000 shares, exercisable at $5.00 per share through June 25, 2002.

 (4) Mr. Jivery's numbers include 212,500 shares and warrants to acquire 112,500 shares, 100,000 warrants exercisable at $6.00 per share through July 11, 2002 and 12,500 warrants exercisable at $6.00 through March 15, 2003.

 (5) Mr. Freise's numbers include 51,250 shares and warrants to acquire 76,250 shares, 10,000 warrants exercisable at $6.00 per share through July 11, 2002, 1,250 warrants exercisable at $6.00 per share through March 15, 2003, and 65,000 exercisable at $4.50 per share through December 11, 2006.

 (6) Mr. Fisher's numbers include 17,000 shares and options to acquire 15,000 shares exercisable at $1.50 per share through October 5, 2004.

 (7) Mr. McStotts' numbers include 80,000 shares and warrants to acquire 20,000 shares, 12,500 warrants exercisable at $1.00 per share through March 30, 2002 and 7,500 warrants exercisable at $5.00 per share through June 25, 2002.

 (8) The amount of securities held by our officers and directors as a group assumes the exercise of all of their respective options and warrants.

 (9) In addition to the ownership shown, Jed Checketts holds voting proxy for a total of 670,800 shares and up to an additional 180,000 shares underlying existing warrants and options pursuant to a voting agreement which expires June 1, 2002. The proxy represents certain shares, warrants and options held by Robert Ipson, and certain shares held by Matthew Fisher.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1997, in connection our organization, we issued a total of 200,000 shares of our common stock to our founding shareholders for $40,000 cash and issued an option to purchase an additional 100,000 shares of common stock at a price of $1.00 per share to Robert K. Ipson, our C.E.O. and one of our founding shareholders.

Until December 2000, we used the residence of Robert K. Ipson, as our office at no cost to us.

In March and April 1999, we completed a private placement of 400,000 Units consisting of one share and one warrant exercisable at $1.00 per share, at a price of $0.50 per Unit, for aggregate proceeds of $200,000. Of these Units, officers and directors purchased a total of 210,000, including 70,000 purchased by Shorland Hunsaker, 120,000 purchased by Robert Ipson and his spouse Linda, and 20,000 purchased by Philip McStotts. Of the 100,000 exercised as of December 31, 1999, 70,000 were exercised by Shorland Hunsaker.

In June 1999, we issued shares and warrants to Robert Ipson in connection with our employment agreement with him for total annual compensation of $75,000 for the period January 1, 1999 to December 31, 1999. This compensation was paid as 150,000 Units valued at $0.50 per Unit, each Unit consisting of one share of our Common Stock and one Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

In October 1999, we issued 15,000 shares valued at $3.00 per share to Jed Checketts for compensation of $45,000 in connection with royalty payments due to him from the JV for license fees for the Technology.

In December 1999, we completed a private placement of 120,000 Units consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.00, at a price of $1.00 per Unit, to two officers and directors, in the amounts of 100,000 Units to Shorland Hunsaker and 20,000 Units to Philip McStotts.

During the beginning of the second quarter ended June 30, 2000, our shareholders approved an Agreement and Plan of Merger in with which we acquired of all of the issued and outstanding shares of Powerball Industries, Inc. ("PIC"), a privately-held Utah corporation. Under the Agreement and Plan of Merger, we acquired all the issued and outstanding stock of PIC in exchange for the issuance of 1,500,000 shares of our common stock. Of the 1,500,000 shares issued, 1,078,000 shares were issued to Jed Checketts, the principal shareholder of PIC, who was appointed as officer and director as a condition of the merger.

During the period ended September 30, 2000, we issued 167,000 shares to existing shareholders pursuant to the exercise of outstanding warrants at $1.00 per share for aggregate proceeds of $167,500. As an inducement for the exercise, we agreed to issue warrants for additional shares at the current market price of $5.00 per share to the shareholders exercising their outstanding warrants. Accordingly, we issued 167,500 replacement warrants to purchase shares of our common stock at a price of $5.00 per share, exercisable beginning June 26, 2000 for a period of two years. Of the 167,500 replacement warrants issued, a total of 107,500 were issued to officers and directors.

In July 2000, we completed a private placement of 100,000 Units consisting of one share and one warrant to purchase one share of common stock exercisable at $6.00, at a price of $4.00 per Unit, to an individual investor, for aggregate proceeds of $400,000. In connection therewith, we issued an additional 10,000 Units issued to a finder.

In January 2001, we completed a private placement offering of 165,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant exercisable at $6.00 per share) for aggregate proceeds of $600,000, payable in installments through July 31, 2001. In June 2001, we canceled the subscription for nonpayment of the balance of $550,000 due on the installment payments. A total of $50,000 was received prior to the cancellation for which 13,750 Units were issued, including 1,250 Units to a finder.

In August 2001, we initiated a private placement of our restricted common stock to certain existing shareholders. The original private placement was intended to raise a maximum of $200,000 through the sale of 80,000 shares at a price of $2.50 per share. However, prior to our acceptance of subscriptions for the shares being sold in the private placement, due to market conditions and the need for additional capital, in October 2001, our Board of Directors amended the subscription terms of the private placement, to permit the sale of up to 400,000 shares at a price of $1.00 per share. A total of 356,000 shares were issued for aggregate proceeds of $356,000.

In October 2001, we issued 100,000 shares valued at $1.50 per share for a value of $150,000 to Robert Ipson, our Chief Executive Officer, as compensation for services. Also in October 2001, we credited $20,000 as compensation to Phillip McStotts, an officer and director, towards the exercise of an outstanding warrant to purchase 20,000 shares of our common stock at $1.00 per share. Also in October 2001, we issued options to acquire shares of our common stock under our 2000 Stock Option and Award Plan to Matthew Fisher, an officer and director (15,000) and Brett Maylett, an employee (10,000). These options are exercisable through October 5, 2004 at an exercise price of $1.50 per share.

In October 2001, we entered into an investor research contract with TheInvestorOnline, a third party vendor, for services to be performed over a one year period. Upon signing the contract, we paid $35,000 cash and issued 100,000 shares of our restricted common stock valued at $1.90 per share for total consideration of $225,000.

In November 2001, we issued a total of 161,000 shares of our restricted common stock in a private placement to accredited investors $2.50 per share for aggregate proceeds of $402,500.

In December 2001, we issued 10,000 shares of our restricted common stock valued at $3.30 per share for a value of $33,000, and warrants to acquire 65,000 shares of our common stock exercisable for five years at an exercise price of $4.50 per share, to William Freise, our president and Chief Operating Officer pursuant to his employment agreement.

During the year ended December 31, 2001, a total of 100,000 previously outstanding warrants exercisable at $1.00 per share were exercised by the holders for aggregate proceeds of $100,000.

During the year ended December 31, 2001, a receivable of $6,294 due on a short term non-interest bearing advance to Jed Checketts, a former officer and director, was written off and expensed.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                              23
Consolidated Balance Sheets as of December 31, 2001 and 2000              24
Consolidated Statements of Operations for the years ended December 31,
 2001 and 2000 and from inception on July 9, 1997 through December 31,
 2001                                                                     25
Consolidated Statement of Stockholders' Equity                            26
Consolidated Statements of Cash Flows for the years ended December 31,
 2001 and 2000 and from inception on July 9, 1997 through December 31,
 2001                                                                     29
Notes to Consolidated Financial Statements                                30

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

None.

 (b) Reports on Form 8-K.

On November 20, 2001, Powerball filed a Report on Form 8-K indicating the success of its fundraising efforts since the end of the quarter at September 30, 2001.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                POWERBALL INTERNATIONAL, INC.


Date: April 1, 2002              By /S/Robert K. Ipson, C.E.O.
Date: April 1, 2002              By /S/Phillip McStotts, Secretary, Treasurer
                                         and Principal Accounting Officer

Independent Auditor's Report
----------------------------
Board of Director
POWERBALL INTERNATIONAL, INC.
Salt Lake City, Utah


I have audited the accompanying consolidated balance sheets of Powerball International, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from January 1, 1999 to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of Powerball International, Inc. and Subsidiary from inception to December 31, 1998, were audited by other auditors whose report thereon, dated February 5, 1999, expressed an unqualified opinion.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerball International, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the year then ended and from January 1, 1999 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the Company has been in the development stage since its inception on July 9, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of its future operations and that of its wholly owned subsidiary in which it has loaned or invested most of the capital it has raised. The Company at December 31, 2001 had a deficit accumulated during its development stage of $1,823,472. These factors raise substantial doubt Powerball's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.




Salt Lake City, Utah
March 13, 2002

PAGE> 24
                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

  ASSETS
                                                           December 31,
                                                       2001           2000
                                                    -----------   -----------
CURRENT ASSETS
 Cash in bank                                       $   552,583   $   298,069
 Due from stockholder                                         -         6,294
 Supplies                                                     -         1,043
                                                    -----------   -----------
    Total Current Assets                                552,583       305,406
                                                    -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                                7,770         7,770
 Leasehold improvements                                  23,923        20,596
                                                    -----------   -----------
                                                         31,693        28,366
 Less accumulated depreciation                          (20,758)      (11,157)
                                                    -----------   -----------
                                                         10,935        17,209
                                                    -----------   -----------
OTHER ASSETS
 Patents and assigned technology, net of
  amortization of $6,337 and $3,904                      20,595        21,128
 Asset held for resale - net of valuation
  allowance of $3,497                                     4,000             -
                                                    -----------   -----------
    Total Other Assets                                   24,595        21,128
                                                    -----------   -----------
TOTAL ASSETS                                        $   588,113   $   343,743
                                                    ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                   $    24,408   $    19,724
 Accrued and deferred liabilities                         2,395        11,964
                                                    -----------   -----------
    Total Current Liabilities                            26,803        31,688
                                                    -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 25,000,000 shares
  authorized, 4,127,250 and 3,276,500 shares issued
  and outstanding respectively                            4,127         3,276
 Capital in excess of par value                       2,568,155     1,284,018
 Subscription receivable                               (187,500)            -
 Earnings (deficit) accumulated during the
  development stage                                  (1,823,472)     (975,239)
                                                    -----------   -----------
    Total Stockholders' Equity                          561,310       312,055
                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   588,113   $   343,743
                                                    ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Deficit)
                               For the          For the         Accumulated
                             Year ended       Year ended         During the
                            December 31,     December 31,      Development
                                2001             2000              Stage
                             -----------     ---------------   --------------
REVENUE                      $      -        $          -      $         -
                             -----------     ---------------   --------------
EXPENSES
 Equity in loss from limited
  liability company                    -              56,384          446,549
 General and administrative       94,931              66,846          187,812
 Professional fees               287,084              49,393          433,832
 Depreciation and
  amortization expense            12,034               9,041           22,314
 Research and development        453,349             274,069          727,418
                             -----------     ---------------   --------------
    Total Expenses               847,398             455,733        1,817,925
                             -----------     ---------------   --------------
OPERATING  LOSS                 (847,398)           (455,733)      (1,817,925)

OTHER INCOME AND EXPENSE
 Interest Income                   2,762               7,735           12,573
 Asset writedown                  (3,497)                  -           (3,497)
 Limited sales of tanks, net
  of direct production costs
  of $1,046                            -              13,003           13,003
                             -----------     ---------------   --------------

INCOME(LOSS) BEFORE INCOME
 TAXES                          (848,133)           (434,995)      (1,795,846)
 Minimum State franchise tax         100                 100              400
                             -----------     ---------------   --------------
NET INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE              (848,233)           (435,095)      (1,796,246)

 Cumulative effect of
  accounting change for
  organization costs                   -                   -          (27,226)
                             -----------     ---------------   --------------
NET INCOME (LOSS)            $  (848,233)    $      (435,095)  $   (1,823,472)
                             ===========     ===============   ==============
EARNINGS (LOSS) PER SHARE
 BEFORE ACCOUNTING CHANGE    $     (0.25)    $         (0.18)  $        (0.67)

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE           $     (0.00)    $         (0.00)  $        (0.01)
                             -----------     ---------------   --------------
EARNINGS (LOSS) PER SHARE    $     (0.25)    $         (0.18)  $        (0.68)
                             ===========     ===============   ==============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                 3,444,139           2,408,658        2,668,625
                             ===========     ===============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     (Deficit)
                                                                                     Common         Accumulated
                                                                     Capital in       Stock         During the
                                               Common Stock          Excess of     Subscription     Development
                                          Shares           Amount    Par Value      Receivable        Stage
                                        ------------   ------------  ------------   -----------    ------------
BALANCE, July 9, 1997 (Inception)                  -   $          -  $          -   $         -    $          -

Shares issued to initial stockholders
 for cash, July 9, 1997 at $.20 per share    200,000            200        39,800             -               -

Shares issued pursuant to a public
 offering, December 5, 1997 at $1.00
 per share                                   400,000            400       399,600             -               -

Direct costs of public offering                    -              -       (40,000)            -               -

Net income(loss) from July 9, 1997
 (inception) to December 31, 1997                  -              -             -             -         (26,035)
                                        ------------   ------------  ------------   -----------    ------------
BALANCE, December 31, 1997                   600,000            600       399,400                       (26,035)

Net income (loss) for the year ended
  December 31, 1998                                -              -             -             -         (72,866)
                                        ------------   ------------  ------------   -----------    ------------

BALANCE, December 31, 1998                   600,000            600       399,400             -         (98,901)

Shares issued pursuant to a private
 placement at $.50 per share, March
 and April 1999                              400,000            400       199,600             -               -

Direct costs of stock offering                     -              -        (1,638)            -               -

Shares issued to vendor for services
 June 1999 at $4.00 per share                 10,000             10        39,990             -               -

Shares issued to officer and director
 for services, June 1999 at $.50
 per share                                   150,000            150        74,850             -               -

Shares issued upon exercise of
 warrants, July and September 1999 at
 $1.00 per share                             100,000            100        99,900             -               -

Shares issued to pay royalty for joint
 venture partner, October 1999 at
 $3.00 per share                              15,000             15        44,985             -               -

Shares issued to vendor for services,
 December 1999 at $3.00 per share              4,000              4        11,996             -               -

Shares issued to officers and directors
 pursuant to a private placement at
 $1.00 per share, December 1999              120,000            120       119,880             -               -

Net income (loss) for the year ended
 December 31, 1999                                 -              -             -             -        (441,243)
                                           ---------   ------------  ------------   -----------   -------------
BALANCE, December 31, 1999                 1,399,000   $      1,399  $    988,963   $         -   $    (540,144)
                                           ---------   ------------  ------------   -----------   -------------

The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 1999                 1,399,000   $      1,399  $    988,963   $         -   $    (540,144)

Issuance of common stock to acquire
 remaining 50% interest in joint venture
 at par and discounted value on April
 15, 2000                                  1,500,000          1,500      (369,158)            -               -

Shares issued to individuals pursuant
 to a private placement of common stock
 and warrants at $4.00 per Unit,
 August 2000                                 110,000            110       439,890             -               -

Direct costs of private placement                  -              -       (42,030)            -               -

Shares issued on exercise of warrants,
 February to November 2000 at $1.00
 per share                                   267,500            267       267,233             -               -

Direct costs of exercise of warrants               -              -          (880)            -               -

Net income (loss) for the year ended
 December 31, 2000                                 -              -             -             -        (435,095)
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2000                 3,276,500          3,276     1,284,018             -        (975,239)

Shares issued upon exercise of warrants
 February 2001 at $1.00 per share             10,000             10         9,990             -               -
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, February 28, 2001 - Subtotal      3,286,500   $      3,286  $  1,294,008   $         -        (975,239)
                                        ------------   ------------  ------------   -----------   -------------




The accompanying notes are an integral part of these consolidated financial statements.

                 POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (Development Stage Companies)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, February 28, 2001                 3,286,500   $      3,286  $  1,294,008   $         -        (975,239)

Shares issued to an individual pursuant
 to a private placement of common stock
 and warrants at $4.00 per unit, March
 2001                                         12,500             13        49,987             -               -

Shares and warrants issued to an
 individual as finders fee at $4.00
 per unit, March 2001                          1,250              1         4,999             -               -

Direct costs of private placement,
 March 2001                                        -              -        (5,000)            -               -

Shares issued to individuals pursuant
 to a private placement of common stock
 at $1.00 per share, October 2001            356,000            356       355,644             -               -

Shares issued upon exercise of warrants
 October 2001 at $1.00 per share              20,000             20        19,980             -               -

Shares issued to officer and director
 for services, October 2001 at $1.50
 per share                                   100,000            100       149,900             -               -

Shares issued to vendor for services,
 October 2001 at $1.90 per share             100,000            100       189,900      (187,500)              -

Shares issued to individuals pursuant
 to a private placement of common
 stock at $2.50 per share, November
 2001                                        161,000            161       402,339             -               -

Direct costs of private placement,
 October and November 2001                         -              -        (6,512)            -               -

Shares issued upon exercise of
 warrants November 2001 at $1.00
 per share                                    80,000             80        79,920             -               -

Shares issued to officer for services,
 December 2001 at $3.30 per share             10,000             10        32,990             -               -

Net income (loss) for the year ended
 December 31, 2001                                 -              -             -             -        (848,233)
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2001                 4,127,250   $      4,127  $  2,568,155   $  (187,500)  $  (1,823,472)
                                        ============   ============  ============   ===========   =============

The accompanying notes are an integral part of these consolidated financial statements.

                    POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 For the          For the           Cumulative
                                                Year ended       Year Ended         During the
                                               December 31,     December 31,       Development
                                                   2001             2000              Stage
                                               ------------    ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $   (848,233)   $      (435,095)  $   (1,823,472)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities
 Cumulative change in accounting principle                -                  -           27,226
 Stock issued for services                          205,500                  -          280,500
 Expensed stockholder loan                            6,294                  -            6,294
 Decrease in investment in limited liability
  company                                                 -             56,383          446,548
 Depreciation, amortization and asset writedown      15,531              9,041           25,811
 Changes in assets and liabilities
 Decrease (increase) in supplies                      1,043                (71)             972
 Increase in organization costs                        -                     -          (28,465)
 Increase (decrease) in accounts payable              4,684             (3,001)           2,490
 Increase (decrease) in accrued and
  deferred liabilities                                  431              1,775            2,206
                                               ------------    ---------------   --------------
 Net cash (used) by operating activities           (614,750)          (370,968)      (1,059,890)
                                               ------------    ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of joint venture partner -
 net of cash                                              -             17,016           17,016
 Related party loans                                      -           (134,000)        (509,000)
 Investment in limited liability company                  -                  -         (250,000)
 Purchase of equipment and leasehold
 improvements                                       (10,824)            (2,243)         (13,067)
Additional patent costs                              (1,900)            (5,516)          (7,416)
                                               ------------    ---------------   --------------
   Net cash provided (used) by investing
    activities                                      (12,724)          (124,743)        (762,467)
                                               ------------    ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of common stock                               888,500            717,500        2,426,000
 Direct costs of stock sale                          (6,512)            (2,910)         (51,060)
                                               ------------    ---------------   --------------
    Net cash provided by financing activities       881,988            714,590        2,374,940
                                               ------------    ---------------   --------------
NET INCREASE (DECREASE) IN CASH                     254,514            218,879          552,583

CASH - BEGINNING OF PERIOD                          298,069             79,190                -
                                               ------------    ---------------   --------------
CASH - END OF PERIOD                           $    552,583    $       298,069   $      552,583
                                               ============    ===============   ==============

SUPPLEMENTAL INFORMATION

 Interest paid during the period               $          -    $             -   $            -
                                               ============    ===============   ==============
 Income taxes paid during the period           $          -    $             -   $            -
                                               ============    ===============   ==============
 Stock issued to pay royalties and
  expenses of related entity                   $          -    $        97,000   $       97,000
                                               ============    ===============   ==============
 Stock issued to pay finders fee and services  $    211,794    $        40,000   $      251,794
                                               ============    ===============   ==============
 Stock issued to acquire Powerball
 Industries, Inc.                              $          -    $      (370,658)  $     (370,658)
                                               ============    ===============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company and its subsidiary are in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC, for 1,500,000 shares of the Company's common stock which was issued to the other joint interest member. At that time, Powerball Technologies, LLC became a wholly owned subsidiary of the Company. The Company, through its wholly owned subsidiary and prior to the year 2000 its joint venture, is involved in research and development efforts of commercializing the technology.

Consolidation policy - Prior to the acquisition , the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method of accounting. (see note 5). The consolidated financial statements at December 31, 2001 and 2000, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball
Technologies, Inc.    Intercompany transactions and balances have been
eliminated in consolidation.

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

Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in December 31, 2001 and 2000 was $320 and $3,051 respectively.

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the years ended December 31, 2001 and 2000.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for December 31, 2001 and 2000. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and in behalf of its joint venture partner, prior to its acquisition, were based on the fair market value of the above items at the time of issuance

NOTE   2  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

The book value of the Company's financial instruments approximates fair value. The estimated fair values of financial instruments have been determined using appropriate market information.

NOTE   3  -  LEASE

The Company leases its premises under two short-term lease arrangements. These leases are classified as operating leases and expire February 28, 2003. The monthly rent is $2,274. Future minimum lease payments for 2002 and 2003 is $27,156 and $4,548 respectively.

Rent expense of $26,496 and $19,170 for the years ended December 31, 2001 and 2000, has been included in the statement of operations.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   4  -  ROYALTY AGREEMENT

At the time of the merger, Patent technology and rights were assigned to Powerball International, Inc. In consideration for the assignment of the rights the Company agreed to pay the Assignor an amount equal to one percent (1%) of the gross sales revenue of the Company specific to the technology that was subject to the assignment. All Royalties are payable on or before the fifteenth day of each quarter following the quarter in which the gross income was earned. For the year-ended December 31, 2001 and 2000 no royalties were due under the assignment.

NOTE  5  -  BUSINESS COMBINATION

The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Technologies, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity was its joint interest investment in Powerball Technologies, LLC. (see note
7). The merger caused Powerball Technologies, LLC (Tech) to become a wholly-owned subsidiary of the Company. The results of operations of Tech is included in the accompanying financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

The following summarized pro forma (unaudited) information assumes the merger had occurred on December 1, 1999.
                            2000        1999
                         ---------   ----------
 Net Sales               $       -   $        -
 Net income (loss)       $(547,863)  $ (854,858)
 Loss per share          $    (.23)  $     (.85)

NOTE   6  -  INVESTMENT IN LIMITED LIABILITY COMPANY

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

The following is a summary of financial position and results of operations of the LLC prior to the LLC becoming a Subsidiary:

                                     2000        1999
                                  ---------   ----------
 Current assets                  $   32,448  $     8,720
 Property and equipment-net          15,831       18,434
 Other assets                        17,076       17,564
                                  ---------   ----------
   Total assets                  $   65,355  $    44,718

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   6  -  INVESTMENT IN LIMITED LIABILITY COMPANY - CONTINUED

                                     2000        1999
                                  ---------   ----------
 Current liabilities             $   98,108  $    99,704
 Long-term debt                     607,000      472,000
 Members' equity                   (639,753)    (526,986)
                                  ---------   ----------
   Total liabilities and equity  $   65,355  $    44,718

 Revenue                         $        -  $         -
                                  ---------   ----------
 Net income (loss)               $ (112,767) $  (628,522)
                                  =========   ==========

NOTE   7  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000.

During March and April 1999, the Company completed a private placement of 400,000 Units consisting of one share of restricted Common Stock at $.50 per share and 1 Warrant for 1 share of restricted Common Stock exercisable at $1.00 per share. The Warrants expire March and April of 2002. Direct costs of the offering were $1,638. During December 1999, the Company completed a second private placement of 120,000 Units consisting of one share of restricted Common Stock at $1.00 per share and 1 Warrant for 1 share of restricted Common Stock exercisable at $1.00 per share. The Warrants expire December 2001. The Units were sold to Officers and Directors of the Company. At December 31, 1999, of the above Warrants, 100,000 had been exercised. Subsequent to year end an additional 80,000 shares have been exercised.

Also during 1999, the Company issued a total of 14,000 shares of its common stock to a vendor to pay for services rendered at a value of $52,000 and 15,000 common shares to pay for royalties owed by the LLC which were valued at $45,000. The Company had a Stock Subscription receivable of $50,000 connected with the private placement of its Common Stock in December 1999. During the year ended December 31, 2000, the $50,000 was received and the subscription receivable was satisfied

In July 2000, the Company successfully completed a private placement offering of 110,000 units at $4.00 per unit, consisting of one common share and one common share warrant, (exercise price $6.00 and expire July 11, 2002), of its $.001 par value common stock for $440,000 less offering costs of $42,030, for a net of $397,970. From February to November 2000, warrants for 267,500 shares of common stock were exercised at $1.00 per share for a total amount of $267,500. Costs of exercising the warrants was $880.

On January 22, 2001, the Company completed a subscription agreement for a private placement of 150,000 units at $4.00 per unit, each unit consisting of one unit of common stock and one warrant to purchase one share of stock at an exercise price of $6.00, exercisable for two years form the date of issuance. The total subscription price was $600,000 and was paid by the issuance of a promissory note for the same amount. The note was to be paid in monthly installments of $50,000, $50,000, $50,000, $100,000, $150,000 and $200,000 at
the end of each month starting with February 2001.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   7  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS - CONTINUED
The note was unsecured and carried no interest and was subject to prepayment. The shares under the subscription would be held in escrow until the note was satisfied. As of March 31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation. Of the 13,750 shares issued, 1,250 shares that were issued represented the finder's fee. The recipient of the finders fee subsequently became an officer of the Company. Direct costs of this private placement were $5,000.

During October and November of 2001, the Company completed two separate private placements of its common stock. Under the October private placement, it sold 356,000 shares of common stock at $1.00 per share for $356,000. Under the November private placement, it sold 161,000 shares of common stock at $2.50 for $402,500. Direct costs associated with these private placements was $6,512.

During February, October and November of 2001, 110,000 warrants were exercised at a $1,00 per share for a total amount of $110,000. Of this amount, $10,000 was received in the year 2000 and was treated as a deferred liability for that year. Consideration for 20,000 of the above warrants exercised was provided by services rendered to the Company by an officer and stockholder.

During October 2001, an officer and director of the Company was issued 100,000 shares of common stock valued at $150,000. During December 2001, another officer of the Company was issued 10,000 shares of common stock valued at $33,000. During October 2001, a vendor was issued 100,000 shares of common stock for services to be rendered per an agreement between the vendor and the Company. The shares issued were valued at $190,000 (see Note 13).

NOTE   8  -  STOCK OPTIONS AND WARRANTS

The Company's president agreed to perform services on behalf of the Company for no compensation. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. This option has not been exercised as of December 31, 2000. Of the above options, 50,000 expire January 1, 2002 and 50,000 expire March 31, 2002. The January 1, 2002 options were not exercised and expired.

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

During the years ended December 31, 2001 and 2000, the Company issued to employees options for 25,000 and 10,000 shares of common stock at $1.50 and $3.00 per share respectively under a incentive stock option plan for employees. A maximum of 150,000 options to purchase common stock can be issued under the plan.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   8  -  STOCK OPTIONS AND WARRANTS - CONTINUED

Issuance of the options is at the discretion of the management of the Company. The 25,000 shares vest immediate upon issuance and expire three years from date granted or three months after optionee ceases to be eligible. The 10,000 shares vest in 3,333 shares increments on January 1, 2003, 2004, and 2005.
The options expire January 1, 2006. Under the option plan the exercise price of incentive based options is equal to the market price of the Company's stock on the date of grant.

As of December 31, 2001, the Company had options outstanding under the Plan as well as from other individual grants. Information regarding the Options are as follow:

                                                 Number of    Option Price
                                                  Options      Per Share
                                                 ----------   ------------
 Outstanding at January 1, 2000                     110,000   $       1.00
   Granted                                           10,000           3.00
   Exercised                                              -              -
   Expired                                                -              -
                                                 ----------   ------------
 Outstanding at December 31, 2000                   110,000   $  1.00-3.00
   Granted                                           25,000           1.50
   Exercised                                              -              -
   Forfeited                                              -              -
   Expired                                                -              -
                                                 ----------   ------------
 Outstanding at December 31, 2001                   135,000   $  1.00-3.00

Options exercisable and available for future grant at December 31, 2001 and 2000 was 125,000 and 100,000 respectively and at December 31, 2001 and 2000 was 15,000 and 40,000 respectively.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Years Ended
                                                      December 31,
                                                    2001         2000
                                                 ----------   ------------
 Net loss - as reported                         $  (848,233) $    (435,095)
 Net loss - pro forma                           $(1,027,556) $    (435,095)
 Loss per share - as reported                   $      (.25) $        (.18)
 Loss per share - pro forma                     $      (.30) $        (.18)

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   8  -  STOCK OPTIONS AND WARRANTS - CONTINUED

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001 and 2000 respectively. Expected dividend yield $-0- and $-0-; expected stock price volatility 100% and 154%; risk-free interest rate 3-4% and 6%; and expected life of options 3-5 years and 5 years.

The following table summarizes information about stock options outstanding at December 31, 2001:

                             Number         Weighted      Weighted     Number         Weighted
           Range of       Outstanding at    Average        Average   Exercisable at   Average
           Exercise        December 31,    Remaining      Exercise    December 31,    Exercise
             Price            2000       Contractual Life   Price        2000          Price
           -----------     -----------    --------------   -------    -----------    -----------
           $ 1.00-1.50         317,500         .51 years   $  1.00        317,500        $  1.04
           $ 3.00               10,000        4.01 years   $  3.00              -        $     -
           $ 4.50-6.00         356,250        1.34 years   $  5.26        356,250        $  5.26
           -----------     -----------    --------------   -------    -----------    -----------
           $ 1.00-6.00         683,750         .99 years   $  3.27        673,750        $  3.27
           -----------     -----------    --------------   -------    -----------    -----------

The weighted average fair value of options issued during 2001 was $2.26.

The following table summarizes changes in outstanding warrants during the years ended December 31, 2001 and 2000:
                                                               Price
                                     Shares       Shares       Range
                                   ----------   ----------   ----------
 Outstanding at December 31, 1999     560,000
 Issued                               277,500                $5.00-6.00
 Exercised                           (267,500)               $1.00-1.00
                                   ----------
 Outstanding at December 31, 2000     570,000
 Exercisable at December 31, 2000                  560,000   $1.00-6.00
                                                ----------
                                                               Price
                                     Shares       Shares       Range
                                   ----------   ----------   ----------
 Outstanding at December 31, 2000     570,000
 Issued                                78,500                $4.50-6.00
 Exercised                           (100,000)               $1.00-1.00
                                   ----------
 Outstanding at December 31, 2001     548,750
 Exercisable at December 31, 2001                  548,750   $1.00-6.00
                                                ----------

The above warrants expire between the dates of March 30, 2002 to December 11, 2006.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   9 -  INCOME TAXES

Due to losses at December 31, 2001 and 2000, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $4,330 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2001, the Company has a net operating loss carryforward of approximately $1,910,736 which will expire between the years 2012 and 2021. A Valuation allowance of $649,650 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 2001 was $318,069.

The Subsidiary which is a Limited Liability Company is not a tax paying entity for Federal or State income tax purposes and, thus, no income tax expense has been recorded. Instead, its earnings and losses since the merger are included in the Parent's income tax return.

NOTE   10  -  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $1,823,472.

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

NOTE  11  -  RELATED PARTY TRANSACTIONS

Powerball International, Inc. is receiving free office space from the management of the Company. The management of the Company has deemed the value of the free office space to be of nominal value through December 31, 2001. A family member of an officer and stockholder was paid $2,158 and $5,366 for services rendered in the years ended December 31, 2001 and 2000 respectively. At December 31, 2000, a stockholder owed the Company $6,294 on a non-interest and non-secured short-term advance. This receivable was written off and expensed during the year ended December 31, 2001. A business entity related to an officer of the Company received $17,000 from the Company for consulting services.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  -  CONCENTRATION OF CREDIT RISK

The Company maintains cash at a financial institution using a checking account. Cash at the institution is secured by the Federal Deposit Insurance Corporation up to $100,000. A uninsured balance of $455,532 existed at December 31 2001.

NOTE  13  -  AGREEMENTS AND COMMITMENTS

On October 11, 2001, the Company entered into a research services contract with a partnership called The Investor Online. The Company paid $35,000 upon the execution of the contract and issued to the vendor 100,000 shares of restricted common stock under a subscription agreement. The shares were valued at $190,000 at the time of the execution of the contract. The term of the contract is for one (1) year. The Company is amortizing the cost of the contract over 12 months and the balance of the unamortized and unearned cost of the contract is treated as a subscription receivable and for financial statement purposes is treated as a reduction of stockholders' equity. In March 2002, the Company's board of directors determined that the vendor's performance under the contract was deficient and resolved to seek the return of the shares issued in connection with the contract.

The Company has entered into an employment contract with the President of the Company. The term of the contract is for two years. The employee is to be paid $1,000 a week for four months and $1,400 per week for the remainder of the contract. The Company agreed to grant to the employee 10,000 shares of common stock and 65,000 common stock purchase warrants exercisable for a period of five years from the date of issue at an exercise price of $4.50 per share to be issued in January of each year of employment. As of the date of the audit report, the January 2002 shares and warrants had not be issued.