Form 10QSB
period 2002-03-31
POWERBALL INTERNATIONAL INC
filed 2002-05-13
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2002

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,259,750
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2002

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED BALANCE SHEETS
ASSETS
                                                     March 31,   December 31,
                                                       2002          2001
                                                   -----------   -----------
CURRENT ASSETS
 Cash in bank                                     $    469,472 $     552,583
 Supplies                                                   76             -
                                                   -----------   -----------
   Total Current Assets                                469,548       552,583
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                               7,770         7,770
 Leasehold improvements                                 23,923        23,923
                                                   -----------   -----------
                                                        31,693        31,693
 Less accumulated depreciation                         (21,639)      (20,758)
                                                   -----------   -----------
                                                        10,054        10,935
                                                   -----------   -----------
OTHER ASSETS
 Assets held for resale - net of valuation
  allowance                                              4,000         4,000
 Patents and assigned technology, net of
  amortization of $7,010 and $6,337                     19,921        20,595
                                                   -----------   -----------
   Total Other Assets                                   23,921        24,595
                                                   -----------   -----------
TOTAL ASSETS                                      $    503,523  $    588,113
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $     46,148  $     24,408
 Accrued and deferred liabilities                        6,912         2,395
                                                   -----------   -----------
   Total Current Liabilities                            53,060        26,803
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,259,750, and 4,127,250 shares
  issued and outstanding respectively                   4,260          4,127
 Capital in excess of par value                     2,700,522      2,568,155
 Subscription receivable                             (151,250)      (187,500)
 Earnings (deficit) accumulated during the
  development stage                                (2,103,069)    (1,823,472)
                                                   -----------   -----------
   Total Stockholders' Equity                          450,463       561,310
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    503,523  $    588,113
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the      For the    (Deficit)
                                          3 months     3 months   Accumulated
                                            Ended        Ended     During the
                                           March 31,    March 31, Development
                                             2002         2001       Stage
                                          -----------  ----------  ----------
REVENUE                                  $          - $         - $         -

EXPENSES
 Equity in loss from limited liability
  company                                           -           -     446,549
 General and administrative                     7,924      19,927     195,736
 Professional fees                            133,326      11,797     567,158
 Depreciation and amortization expense          1,554       1,204      23,868
 Research and development                     138,798     123,371     866,216
                                          -----------  ----------  ----------
                                              281,602     156,299   2,099,527
                                          -----------  ----------  ----------
OPERATING LOSS                               (281,602)   (156,299) (2,099,527)

OTHER INCOME AND EXPENSE
 Interest income                                2,005       2,181      14,578
 Asset writedown                                    -           -      (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                        -           -      13,003
                                          -----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES            (279,597)   (154,118) (2,075,443)
 Minimum State franchise tax                        -           -         400
                                          -----------  ----------  ----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                  (279,597)   (154,118) (2,075,843)

Cumulative effect of accounting change
 for organization costs                             -           -     (27,226)
                                          -----------  ----------  ----------
NET INCOME (LOSS)                        $   (279,597)$  (154,118)$(2,103,069)
                                          ===========  ==========  ==========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                        $      (0.07)$     (0.05)$     (1.14)
                                          ===========  ==========  ==========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE   $      (0.00)$     (0.00)$     (0.01)
                                          ===========  ==========  ==========
EARNINGS (LOSS) PER SHARE                $      (0.07)$     (0.05)$     (1.16)
                                          ===========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES    4,134,861   3,312,556   1,817,042
                                          ===========  ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the       For the      Cumulative
                                                   3 months      3 months      During the
                                                   March 31,      March 31,    Development
                                                      2002          2001         Stage
                                                  -----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                      $   (279,597)  $  (154,118)  $(2,103,069)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities
  Cumulative change in accounting principle                 -             -        27,226
  Stock issued for services                           118,750             -       399,250
  Expense stockholder loan                                  -             -         6,294
  Decrease in investment in limited
   liability company                                        -             -       446,548
  Depreciation and amortization                         1,554         1,204        27,365
 Changes in assets and liabilities
  Increase in supplies                                    (76)            -           896
  Increase in organization costs                            -             -       (28,465)
  Increase in accounts payable                         21,741        (2,510)       24,231
  Increase in accrued expenses                          4,517       (10,257)        6,723
                                                  -----------    ----------    ----------
   Net cash (used) by operating activities           (133,111)     (165,681)   (1,193,001)
                                                  -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner -
  net of cash                                               -             -        17,016
 Related party loans                                        -             -      (509,000)
 Investment in limited liability company                    -             -      (250,000)
 Purchase of equipment and leasehold
  improvements                                              -        (7,497)      (13,067)
 Additional patent costs                                    -             -        (7,416)
                                                  -----------    ----------    ----------
   Net cash provided (used) by
    investing activities                                    -        (7,497)     (762,467)
                                                  -----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                  70,000        60,000     2,496,000
 Subscription receivable                              (20,000)            -       (20,000)
 Direct costs of stock sale                                 -             -       (51,060)
                                                  -----------    ----------    ----------
   Net Cash Provided By Financing Activities           50,000        60,000     2,424,940
                                                  -----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                       (83,111)     (113,178)      469,472

CASH - BEGINNING OF PERIOD                            552,583       298,069             -
                                                  -----------    ----------    ----------
CASH - END OF PERIOD                             $    469,472   $   184,891   $   469,472
                                                  ===========    ==========    ==========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                 $          -   $         -   $         -
                                                  ===========    ==========    ==========
 Income taxes paid during the period             $          -   $         -   $         -
                                                  ===========    ==========    ==========
 Stock issued to pay royalties and expenses
  of related entity                              $          -   $         -   $    97,000
                                                  ===========    ==========    ==========
 Stock issued to pay finders fee                 $          -   $    60,000   $   251,794
                                                  ===========    ==========    ==========
 Stock issued to acquire Powerball
  Industries, Inc.                               $          -   $         -   $  (370,658)
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

Consolidation policy - Prior to the acquisition , the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at March 31, 2002 and December 31, 2001, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the nine months ended March 31, 2002 and the year ended December 31, 2001.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for March 31, 2002 and December 31, 2001. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

Prior to the business combination, the Company had a receivable from related a party that was an unsecured non-interest bearing loan, which had no repayment
terms.   The Company now accounts for the related party loan as an
intercompany transfer and is eliminated in consolidation. The receivable was due from Powerball Technologies, LLC ( A Development Stage Company).
Powerball International, Inc. was a 50% owner of Powerball Technologies, LLC, until the second quarter 2000 merger.

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

On January 22, 2001, the Company completed a subscription agreement for a private placement of 150,000 units at $4.00 per unit, each unit consisting of 1 unit of common stock and 1 warrant to purchase 1 share of stock at an exercise price of $6.00, exercisable for two years from the date of issuance. The total subscription price was $600,000 and was paid by the issuance of a promissory note for the same amount. The note was to be paid in monthly installments of $50,000, $50,000, $50,000, $100,000, $150,000 and $200,000 at
the end each month starting with February 2001.   The note was unsecured,
carried no interest and was subject to prepayment.  The shares under the
subscription would be held in escrow until the note was satisfied.   As of
March 31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee was treated as a direct cost of the private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation, 1,250 of the shares issued represented the finder's fee. The recipient of the finder's fee became an officer of the Company. Direct costs of this private placement were $5,000.

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

During October 2001, an officer and director of the Company was issued 100,000 shares of common stock valued at $150,000. During December 2001, another officer of the Company was issued 10,000 shares of common stock valued at $33,000. During October 2001, a vendor was issued 100,000 shares of common stock for services to be rendered per an agreement between the vendor and the Company. The shares issued were valued at $190,000.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   5  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS (Continued)

From January to March 2002, warrants for 50,000 shares of common stock at $1.00 per share were exercised for a total amount received of $50,000, and warrants for 20,000 shares of common stock at $1.00 per share were exercised and subscribed for $20,000.

On March 26, 2001, the Board of Directors credited Robert Ipson, CEO, for services rendered to the Company, with $50,000 towards the exercise of his outstanding $1.00 options for the purchase of the Company's common stock. The Board also credited Phillip McStotts, Board member and consultant to the Company, with $12,500 toward the exercise of his outstanding $1.00 warrants for purchase of the Company's common stock. These shares were subsequently issued on April 1, 2002.

NOTE   6 -  INCOME TAXES

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

General
-------
We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of elemental sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. We have retained the services of a professional chemical and mechanical engineering firm to scale up the methodologies in the pilot plant to achieve results that management hopes will yield commercially useful hourly sodium production quantities.

We are currently in discussions and working out specifics for a number of demonstration projects for our Hydrogen On Demand generators. Powerball has agreed to produce a version of its patented hydrogen generation system for use as an emergency backup fuel supply for a hydrogen powered mining vehicle, code named ZEUS. The zero emission utility solution (ZEUS) mining vehicle project is under the direction of the Spokane Research Laboratory (SRL) of the National Institute of Occupational Safety and Health (NIOSH). We are also currently exploring the use of a Powerball hydrogen system to power fuel cells on ocean oil platforms with an oil field services company. We are also engaged in discussions with a fuel cell manufacturer regarding a project aimed at powering cellular telephone repeater tower electronics in Africa. We anticipate being able to make an announcement of intent on some of these projects before the end of the fiscal year.

Results of Operations
---------------------
Three Months Ended March 31, 2002 compared with March 31, 2001
--------------------------------------------------------------
Revenues. We expect that our initial revenues will be generated primarily by the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three months ended March 31, 2002 and 2001, respectively, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. Our total operating expenses for the three months ended March 31, 2002 were $281,602, compared to total operating expenses of $156,299 for the three months ended March 31, 2001. The increase in operating expenses is attributable primarily to an increase in professional fees of $121,529 and an increase in research and development costs of $15,427. The increase in professional fees is due primarily to the compensation paid to two officers in the form of credit towards the exercise of outstanding options and warrants, plus the amortized payment of fees to a third party investor research firm.

In the period ended March 31, 2002, Robert Ipson, our C.E.O., received a credit of $50,000 towards the exercise of his existing options to purchase our common stock at $1.00 per share, and Phillip McStotts, our secretary and treasurer, received a credit of $12,500 towards the exercise of his existing warrants to purchase our common stock at $1.00 per share. Total expense recorded as professional fees for these two officers for the three months ended March 31, 2002 was $62,500. There was no comparable expense for the prior year period.

In October 2001, we entered into an investor research contract with TheInvestorOnline, a third party vendor, for services to be performed over a one year period. Upon signing the contract, we paid $35,000 cash and issued 100,000 shares of our restricted common stock valued at $1.90 per share for total consideration of $225,000. This expense is being amortized over the one year period in which the services are to be performed. Total expense recorded as professional fees to this vendor for the three months ended March 31, 2002 was $56,250. There was no comparable expense for the prior year period.

In the next twelve months, we expect that operating costs will increase mainly due to additional fees for third party design and/or engineering consultants involved scaling up the pilot plant sodium process. We also anticipate incurring additional fees for officers' services.

Other Income. Other income for the three month period ended March 31, 2002 consisted of $2,005 of interest income, compared to $2,181 of interest income for the three months ended March 31, 2001.

We experienced a net loss of $279,597 for the three months ended March 31, 2002 compared to a net loss of $154,118 for the three months ended March 31, 2001. Our net loss since inception has been $2,103,069. The net loss per share for the three months ended March 31, 2002 was $0.07, based on the weighted average number of shares outstanding of 4,134,861 shares, compared to $0.05 based on weighted average number of shares outstanding of 3,312,556 at March 31, 2001. The net loss per share since inception has been $1.16, based on the weighted average number of shares outstanding of 1,817,042.

Liquidity and Capital Resources
-------------------------------
At March 31, 2002, we had current assets of $469,548 and current liabilities of $53,060 for working capital of $416,488. At March 31, 2002, we had property and equipment of $10,054, net of depreciation, other assets held for resale, net of valuation allowance, of $4,000, and patents and license agreements, net of amortization, of $19,921.

Our cash used in operations for the three months ended March 31, 2002 was $133,111, compared to $165,681 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the three months ended March 31, 2002. Investment activities used $7,497 for the purchase of equipment and leasehold improvements during the prior year period.

Cash flows from financing activities during the three months ended March 31, 2002 totaled $50,000, all from the issuance of common stock through the exercise of previously outstanding warrants. An additional $20,000 for the exercise of warrants for the purchase of 20,000 shares of common stock at an exercise price of $1.00 has been recorded as a subscription receivable.

Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded the our operations, including continued research and development activities. At March 31, 2002, we believe we have sufficient funds for operations through the remainder of the fiscal year.

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

As a potential source of additional funds, we also have certain outstanding warrants due to expire prior to the end of the fiscal year which may be exercised by the holders. However, at this time the exercise price of some of the warrants exceeds the market price of our common stock so we consider the exercise of such warrants unlikely.

We have outstanding warrants for a total of 110,000 shares of our common stock at an exercise price of $1.00 per share exercisable until June 6, 2002. These warrants were issued in connection with a private placement in March and April 1999.

We have outstanding warrants for a total of 167,500 shares of our common stock at an exercise price of $5.00 per share exercisable until June 25, 2002.
These warrants were issued in June 2000 as an inducement to certain warrant holders to exercise previously outstanding warrants.

Also outstanding are warrants for a total of 110,000 shares of our common stock at an exercise price of $6.00 per share exercisable until July 11, 2002. These warrants were issued in connection with a private placement in July 2000.

We anticipate that within the next year additional funds may be needed to allow us to enter into other markets for hydrogen technology. There can be no assurance that any additional required funding will be available to us.

We expect that during the next year our primary expenditures will be for further research and development aimed at commercialization of sodium and powerball production, and expenses and professional and related fees associated with our ongoing reporting obligations. We believe we have sufficient working capital to meet our ongoing operating expenses through the end of the fiscal year.

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

                                     POWERBALL INTERNATIONAL, INC.


Dated: May 13, 2002                  By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer