Form 10QSB
period 2002-06-30
POWERBALL INTERNATIONAL INC
filed 2002-08-06
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   June 30, 2002

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,369,750
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2002

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                   POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY


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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      2002           2001
                                                  ------------   ------------
          ASSETS                                   (Unaudited)

CURRENT ASSETS
 Cash in bank                                    $     399,078 $      552,583
                                                  ------------   ------------
   Total Current Assets                                399,078        552,583
                                                  ------------   ------------
PROPERTY AND EQUIPMENT
 Equipment                                               7,770          7,770
 Leasehold improvements                                 23,923         23,923
                                                  ------------   ------------
                                                        31,693         31,693
 Less accumulated depreciation                         (22,520)       (20,758)
                                                  ------------   ------------
                                                         9,173         10,935
                                                  ------------   ------------
OTHER ASSETS
 Assets held for resale - net of valuation
  allowance                                              4,000          4,000
 Patents and assigned technology, net of
  amortization of $7,683 and $6,337                     19,248         20,595
                                                  ------------   ------------
   Total Other Assets                                   23,248         24,595
                                                  ------------   ------------
TOTAL ASSETS                                     $     431,499  $     588,113
                                                  ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $      48,461  $      24,408
 Accrued and deferred liabilities                        1,195          2,395
                                                  ------------   ------------
   Total Current Liabilities                            49,656         26,803
                                                  ------------   ------------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,369,750, and 4,127,250 shares
  issued and outstanding respectively                    4,370          4,127
 Capital in excess of par value                      2,810,412      2,568,155
 Subscription receivable                               (75,000)      (187,500)
 Earnings (deficit) accumulated during the
  development stage                                 (2,357,939)    (1,823,472)
                                                  ------------   ------------
   Total Stockholders' Equity                          381,843        561,310
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     431,499  $     588,113
                                                  ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the       For the       For the       For the     (Deficit)
                                             3 months      3 months      6 months      6 months    Accumulated
                                               Ended         Ended         Ended         Ended      During the
                                              June 30,      June 30,      June 30,      June 30,    Development
                                               2002           2001          2002          2001        Stage
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                    $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Equity in loss from limited
  liability company                                   -             -             -             -       446,549
 General and administrative                      19,175         5,176        27,099        25,123       214,911
 Professional fees                              115,110         2,120       248,436        13,897       682,268
 Depreciation and amortization expense            1,554         1,204         3,108         2,408        25,422
 Research and development                       121,084       122,296       259,882       245,667       987,300
                                            -----------   -----------   -----------   -----------   -----------
                                                256,923       130,796       538,525       287,095     2,356,450
                                            -----------   -----------   -----------   -----------   -----------
OPERATING LOSS                                 (256,923)     (130,796)     (538,525)     (287,095)   (2,356,450)

OTHER INCOME AND EXPENSE
 Interest income                                  2,053           581         4,058         2,762        16,631
 Asset writedown                                      -             -             -             -        (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                          -             -             -             -        13,003
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES              (254,870)     (130,215)     (534,467)     (284,333)   (2,330,313)
 Minimum State franchise tax                          -           100             -           100           400
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    (254,870)     (130,315)     (534,467)     (284,433)   (2,330,713)

Cumulative effect of accounting change for
organization costs                                    -             -             -             -       (27,226)
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                          $   (254,870) $   (130,315) $   (534,467) $   (284,433) $ (2,357,939)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                          $      (0.06) $      (0.04) $      (0.13) $      (0.09) $      (1.20)
                                            ===========   ===========   ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE     $      (0.00) $      (0.00) $      (0.00) $      (0.00) $      (0.01)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                  $      (0.06) $      (0.04) $      (0.13) $      (0.09) $      (1.22)
                                            ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      4,280,299     3,300,250     4,205,924     3,306,369     1,940,136
                                            ===========   ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        For the       For the    Cumulative
                                       6 Months      6 Months    During the
                                       June 30,      June 30,    Development
                                         2002          2001         Stage
                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                         $   (534,467) $   (284,433) $ (2,357,939)
 Adjustments to reconcile net (loss)
  to net cash provided by operating
  activities:
  Cumulative change in accounting
   principle                                   -             -        27,226
  Stock issued for services              225,000             -       505,500
  Expense stockholder loan                     -             -         6,294
  Decrease in investment in limited
   liability company                           -             -       446,548
  Depreciation and amortization            3,108         2,408        28,969
 Changes in assets and liabilities:
  Increase in supplies                         -             -           972
  Increase in organization costs               -             -       (28,465)
  Increase in accounts payable            24,054        14,214        26,494
  Increase in accrued expenses            (1,200)      (10,373)        1,006
                                     -----------   -----------   -----------
   Net cash (used) by operating
    activities                          (283,505)     (278,184)   (1,343,395)
                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner
  - net of cash                                -             -        17,016
 Related party loans                           -             -      (509,000)
 Investment in limited liability company       -             -      (250,000)
 Purchase of equipment and leasehold
  improvements                                 -        (7,497)      (13,067)
 Additional patent costs                       -       (13,629)       (7,416)
                                     -----------   -----------   -----------
   Net cash provided (used) by
    investing activities                       -       (21,126)     (762,467)
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                    130,000        60,000     2,556,000
 Direct costs of stock sale                    -             -       (51,060)
                                     -----------   -----------   -----------
   Net Cash Provided By Financing
    Activities                           130,000        60,000     2,504,940
                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH         (153,505)     (239,310)      399,078

CASH - BEGINNING OF PERIOD               552,583       298,069             -
                                     -----------   -----------   -----------
CASH - END OF PERIOD                $    399,078  $     58,759  $    399,078
                                     ===========   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)

                                        For the       For the    Cumulative
                                       6 Months      6 Months    During the
                                       June 30,      June 30,    Development
                                         2002          2001         Stage
                                     -----------   -----------   -----------
SUPPLEMENTAL INFORMATION

Interest paid during the period     $          -  $          -  $          -
                                     ===========   ===========   ===========
Income taxes paid during the period $          -  $        100  $          -
                                     ===========   ===========   ===========
Stock issued to pay royalties and
 expenses of related entity         $          -  $          -  $     97,000
                                     ===========   ===========   ===========
Stock issued to pay finders fee     $          -  $      5,000  $    251,794
                                     ===========   ===========   ===========
Stock issued to acquire Powerball
 Industries, Inc.                   $          -  $          -  $   (370,658)
                                     ===========   ===========   ===========





















The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Consolidation policy - Prior to the acquisition , the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at June 30, 2002 and December 31, 2001, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the six months ended June 30, 2002 and the year ended December 31, 2001.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for June 30, 2002 and December 31, 2001. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

Prior to the business combination, the Company had a receivable from a related party that was an unsecured non-interest bearing loan, which had no repayment
terms.   The Company now accounts for the related party loan as an
intercompany transfer and is eliminated in consolidation. The receivable was due from Powerball Technologies, LLC ( A Development Stage Company).
Powerball International, Inc. was a 50% owner of Powerball Technologies, LLC, until the second quarter 2000 merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE   4  -  INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc. formed a limited liability company called Powerball Technologies, LLC (LLC) to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc. assigned the Technology License to the LLC for a 50% ownership interest in the LLC. The Company invested $250,000 in the LLC for a 50% ownership interest. The LLC is a development Stage Company.
Through the quarter ended March 31, 2000, equity in the loss of the LLC was recognized in the Company's financial statements.

NOTE   5  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS

On January 22, 2001, the Company completed a subscription agreement for a private placement of 150,000 units at $4.00 per unit, each unit consisting of 1 unit of common stock and 1 warrant to purchase 1 share of stock at an exercise price of $6.00, exercisable for two years from the date of issuance. The total subscription price was $600,000 and was paid by the issuance of a promissory note for the same amount. The note was to be paid in monthly installments of $50,000, $50,000, $50,000, $100,000, $150,000 and $200,000 at
the end each month starting with February 2001.   The note was unsecured,
carried no interest and was subject to prepayment.  The shares under the
subscription would be held in escrow until the note was satisfied.   As of
March 31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee was treated as a direct cost of the private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation, 1,250 of the shares issued represented the finder's fee. The recipient of the finders fee became a Officer of the Company. Direct costs of this private placement were $5,000.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE   5  -  STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS (Continued)

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

From January to June 2002, warrants for 130,000 shares of common stock were exercised at $1.00 per share were exercised for a total amount received of $130,000.

On March 26, 2002, the Board of Directors credited Robert Ipson, CEO, for services rendered to the Company, with $50,000 toward the exercise of his outstanding $1.00 options for purchase of the Company's common stock. The Board also credited Phillip McStotts, Board member and consultant to the Company, with $12,500 toward the exercise of his outstanding $1.00 warrants for purchase of the Company's common stock. These shares were subsequently issued on April 1, 2002.

On June 6, 2002, the Board of Directors credited Robert Ipson, CEO, for services rendered to the Company, with $50,000 toward the exercise of his outstanding $1.00 warrants for purchase of the Company's common stock.

On June 26, 2002, the Board of Directors agreed to modify William Freise's employment agreement dated May 30, 2001, and approve the issuance of an option for the purchase of 75,000 shares of its restricted common stock in lieu of the issuance of 10,000 shares and 65,000 warrants called for in his employment agreement. The options will be issued at an exercise price of $2.45, exercisable for a period of three years pursuant to the Company's 2000 Stock Option and Award Plan.

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

General
-------
We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of elemental sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. We have retained the services of a professional chemical and mechanical engineering firm to scale up the methodologies in the pilot plant to achieve results that management hopes will yield commercially useful hourly sodium production quantities. We anticipate receiving the final report and drawings from the engineering firm in the 3rd quarter 2002.

We are currently in discussions and working out specifics for a number of demonstration projects for our Hydrogen On Demand generators. Powerball has agreed to produce a version of its patented hydrogen generation system for use as an emergency backup fuel supply for a hydrogen powered mining vehicle, code named ZEUS. The zero emission utility solution (ZEUS) mining vehicle project is under the direction of the Spokane Research Laboratory (SRL) of the National Institute of Occupational Safety and Health (NIOSH). NIOSH has tentatively scheduled this project to begin in the 4th quarter 2002. We are also engaged in discussions with a fuel cell manufacturer regarding a project aimed at powering cellular telephone repeater tower electronics in Africa.

We have signed a letter of intent with FMC to explore a joint venture arrangement for a potential sodium metal production plant to be constructed at an FMC site in Green River, Wyoming. No definitive agreement has been reached and no timetable has been established for an agreement or a potential construction schedule. We anticipate being able to make additional announcements of partnerships before the end of the fiscal year.

Results of Operations
---------------------
Three and Six Months Ended June 30, 2002 compared with June 30, 2001
--------------------------------------------------------------------
Revenues. We expect that our initial revenues will be generated primarily by the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three and six months ended June 30, 2002 and 2001, respectively, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and six months ended June 30, 2002, we had total operating expenses of $256,923 and $538,525, respectively, compared to $130,796 and $287,095 for the three months and six months ended June 30, 2001. The increase in operating expenses is attributable primarily to an increase in professional fees of $234,539 and an increase in research and development costs of $14,215. The increase in professional fees is due primarily to the compensation paid to two officers in the form of credit towards the exercise of outstanding options and warrants, plus the amortized payment of fees to a third party investor research firm.

In the six month period ended June 30, 2002, Robert Ipson, our C.E.O., received a credit of $50,000 towards the exercise of his existing options to purchase our common stock at $1.00 per share, and an additional credit of $50,000 towards the exercise of his existing warrants to purchase our common stock at $1.00 per share. Phillip McStotts, our secretary and treasurer, received a credit of $12,500 towards the exercise of his existing warrants to purchase our common stock at $1.00 per share. Total expense recorded as professional fees for these two officers for the six months ended June 30, 2002 was $112,500. There was no comparable expense for the prior year period.

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

In the next twelve months, we expect that operating costs will increase mainly due to additional fees for third party design and/or engineering consultants involved scaling up the pilot plant sodium process. We do not anticipate incurring additional fees for officers' services.

Other Income. Other income for the three and six month period ended June 30, 2002 consisted of $2,053 and $4,058 of interest income, respectively, compared to $581 and $2,762 of interest income, respectively, for the three and six months ended June 30, 2001.

We experienced a net loss of $254,870 and $534,467, respectively, for the three and six months ended June 30, 2002 compared to a net loss of $130,315 and $284,433, respectively, for the three and six months ended June 30, 2001. Our net loss since inception has been $2,357,939. The net loss per share for the three and six months ended June 30, 2002 was $0.06 and $0.13, based on the weighted average number of shares outstanding of 4,280,299 and 4,205,924 shares, respectively compared to a net loss per share for the three and six months ended June 30, 2001 of $0.04, and $0.09, based on the weighted average number of shares outstanding of 3,300,250 and 3,306,369 shares, respectively. The net loss per share since inception has been $1.22, based on the weighted average number of shares outstanding of 1,940,136.

Liquidity and Capital Resources
-------------------------------
At June 30, 2002, we had current assets of $399,078 and current liabilities of $49,656 for working capital of $349,422. At June 30, 2002, we had property and equipment of $9,173, net of depreciation, other assets held for resale, net of valuation allowance, of $4,000, and patents and license agreements, net of amortization, of $19,248.

Our cash used in operations for the six months ended June 30, 2002 was $283,505, compared to $278,184 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the six months ended June 30, 2002. Investment activities used $7,497 for the purchase of equipment and leasehold improvements, and $13,629 for additional patent costs during the prior year period.

Cash flows from financing activities during the six months ended June 30, 2002 totaled $130,000, all from the issuance of common stock through the exercise of previously outstanding warrants.

Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded our operations, including continued research and development activities. At June 30, 2002, we believe we have sufficient funds for operations through the remainder of the fiscal year.

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

                                     POWERBALL INTERNATIONAL, INC.


Dated: August 6, 2002                By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer