Form 10QSB
period 2002-09-30
POWERBALL INTERNATIONAL INC
filed 2002-11-06
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2002

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,369,750
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2002

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED BALANCE SHEETS
                                                 September 30,  December 31,
                                                      2002          2001
                                                  -----------   -----------
          ASSETS                                  (Unaudited)
CURRENT ASSETS
 Cash in bank                                    $    289,386  $    552,583
                                                  -----------   -----------
   Total Current Assets                               289,386       552,583
                                                  -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                              7,770         7,770
 Leasehold improvements                                23,923        23,923
                                                  -----------   -----------
                                                       31,693        31,693
 Less accumulated depreciation                        (23,401)      (20,758)
                                                  -----------   -----------
                                                        8,292        10,935
                                                  -----------   -----------
OTHER ASSETS
 Assets held for resale - net of
  valuation allowance                                   4,000         4,000
 Patents and assigned technology, net of
  amortization of $8,356 and $6,337                    18,575        20,595
                                                  -----------   -----------
   Total Other Assets                                  22,575        24,595
                                                  -----------   -----------
TOTAL ASSETS                                     $    320,253  $    588,113
                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $     47,091  $     24,408
 Accrued and deferred liabilities                       6,060         2,395
                                                  -----------   -----------
   Total Current Liabilities                           53,151        26,803
                                                  -----------   -----------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,369,750, and 4,127,250 shares
  issued and outstanding respectively                   4,370         4,127
 Capital in excess of par value                     2,810,412     2,568,155
 Subscription receivable                              (18,750)     (187,500)
 Earnings (deficit) accumulated during the
  development stage                                (2,528,930)   (1,823,472)
                                                  -----------   -----------
   Total Stockholders' Equity                         267,102       561,310
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    320,253  $    588,113
                                                  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the        For the       For the      For the     (Deficit)
                                             3 months       3 months      9 months     9 months    Accumulated
                                              Ended          Ended         Ended        Ended      During the
                                             Sept. 30,      Sept. 30,     Sept. 30,    Sept. 30,   Development
                                               2002           2001          2002          2001         Stage
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                    $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Equity in loss from limited
  liability company                                   -             -             -             -       446,549
 General and administrative                      13,805         8,090        40,904        33,193       228,716
 Professional fees                               69,956        15,047       318,392        28,964       752,224
 Depreciation and amortization expense            1,554         1,204         4,662         3,612        26,976
 Research and development                        87,092       122,114       346,974       367,781     1,074,393
                                            -----------   -----------   -----------   -----------   -----------
                                                172,407       146,455       710,932       433,550     2,528,858
                                            -----------   -----------   -----------   -----------   -----------
OPERATING LOSS                                 (172,407)     (146,455)     (710,932)     (433,550)   (2,528,858)
                                            -----------   -----------   -----------   -----------   -----------
OTHER INCOME AND EXPENSE
 Interest income                                  1,517             -         5,575         2,762        18,148
 Asset writedown                                      -             -             -             -        (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                          -             -             -             -        13,003
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES              (170,890)     (146,455)     (705,357)     (430,788)   (2,501,204)
 Minimum State franchise tax                        100             -           100           100           500
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    (170,990)     (146,455)     (705,457)     (430,888)   (2,501,704)

Cumulative effect of accounting change for
 organization costs                                   -             -             -             -       (27,226)
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                          $   (170,990) $   (146,455) $   (705,457) $   (430,888) $ (2,528,930)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                          $      (0.04) $      (0.04) $      (0.17) $      (0.13) $      (1.22)
                                            ===========   ===========   ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE     $      (0.00) $      (0.00) $      (0.00) $      (0.00) $      (0.01)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                  $      (0.04) $      (0.04) $      (0.17) $      (0.13) $      (1.23)
                                            ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      4,369,750     3,300,250     4,261,133     3,304,307     2,057,164
                                            ===========   ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the        For the    Cumulative
                                                          9 Months       9 Months    During the
                                                          Sept. 30,      Sept. 30,   Development
                                                            2002           2001         Stage
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                             $   (705,457) $   (430,888) $ (2,528,930)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities
  Cumulative change in accounting principle                        -             -        27,226
  Stock issued for services                                  281,250             -       561,750
  Expense stockholder loan                                         -             -         6,294
  Decrease in investment in limited liability company              -             -       446,548
  Depreciation and amortization                                4,662         3,612        30,523
 Changes in assets and liabilities
  Increase in supplies                                             -             -           972
  Increase in organization costs                                   -             -       (28,465)
  Increase in accounts payable                                22,683       (16,378)       25,124
  Increase in accrued expenses                                 3,665       (10,391)        5,871
                                                         -----------   -----------   -----------
   Net cash (used) by operating activities                  (393,197)     (454,045)   (1,453,087)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash                -             -        17,016
 Related party loans                                               -             -      (509,000)
 Investment in limited liability company                           -             -      (250,000)
 Purchase of equipment and leasehold improvements                  -        (7,497)      (13,067)
 Additional patent costs                                           -       (14,354)       (7,416)
                                                         -----------   -----------   -----------
   Net cash provided (used) by investing activities                -       (21,851)     (762,467)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                        130,000       260,000     2,556,000
 Direct costs of stock sale                                        -             -       (51,060)
                                                         -----------   -----------   -----------
   Net Cash Provided By Financing Activities                 130,000       260,000     2,504,940
                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                             (263,197)     (215,896)      289,386

CASH - BEGINNING OF PERIOD                                   552,583       298,069             -
                                                         -----------   -----------   -----------
CASH - END OF PERIOD                                    $    289,386  $     82,173  $    289,386
                                                         ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                        $          -  $          -  $          -
                                                         ===========   ===========   ===========
 Income taxes paid during the period                    $        100  $        100  $        500
                                                         ===========   ===========   ===========
 Stock issued to pay royalties and expenses
  of related entity                                     $          -  $          -  $     97,000
                                                         ===========   ===========   ===========
 Stock issued to pay finders fee                        $          -  $      5,000  $    251,794
                                                         ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.     $          -  $          -  $   (370,658)
                                                         ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company and its subsidiary are in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC, for 1,500,000 shares of the Company's common which was issued to the other joint interest member. At that time, Powerball Technologies, LLC became a wholly owned subsidiary of the Company. The Company, through its wholly-owned subsidiary and prior to the year 2000 its joint venture, is involved in research and development efforts of commercializing the technology.

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at September 30, 2002 and December 31, 2001, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the nine months ended September 30, 2002 and the year ended December 31, 2001.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for September 30, 2002 and December 31, 2001. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

The Company in the third quarter ended September 30, 2000 completed its plan of merger with Powerball Technologies, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity
was its joint interest investment in Powerball Technologies, LLC.   The merger
caused Powerball Technologies, LLC (Tech) to become a wholly-owned subsidiary of the Company. The results of operations of Tech is included in the financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

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

NOTE 6 -  INCOME TAXES

Due to losses at December 31, 2001 and 2000, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $4,330 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2001, the Company has a net operating loss carryforward of approximately $1,910,736 will expire between the years 2012 and 2021. A Valuation allowance of $649,650 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 2001 was $318,069.

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

General
-------
We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of elemental sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. The chemical and mechanical engineering teams that were contracted to scale up the methodologies in the pilot plant have completed a detailed process engineering report, initial layout drawings, and construction cost estimates of a proposed commercial plant that would be capable of producing a minimum of 1,000 pounds of sodium an hour. We continue to be very encouraged by the technical development of our sodium production technology as a potential source of revenue and a key low cost source of the main ingredient of the Powerball fuel pellet.

We have signed a letter of intent with FMC to explore a joint venture arrangement for a potential sodium metal production plant to be constructed at an FMC site in Green River, Wyoming. No definitive agreement has been reached and no timetable has been established for an agreement or a potential construction schedule.

The European Union has expressed an interest in becoming a leader in the development of a new hydrogen infrastructure based largely on hydrogen-powered fuel cells. As reported in an October 15, 2002 article in the New York Times, Mr. Romano Prodi, who is the president of the European Commission has set a goal of obtaining 22% of its electricity and 12% of all energy from renewable sources by 2010. To reach these aggressive goals the European Commission has already earmarked more than 2.1 billion euros ($2 billion U.S) for research over the next 5 years into sustainable energy projects, which represent a 20-fold increase in research funding over the previous 5-year period.

Powerball's management believes that the Powerball hydrogen generation systems can play a role in the development of this new hydrogen infrastructure and have begun earnest discussions with industrial partners for a sodium and Powerball fuel pellet production facility to be located in Europe. We are also engaged in discussions with a fuel cell manufacturer regarding a project aimed at powering cellular telephone repeater tower electronics in Africa.

We are currently in discussions and working out specifics for a number of demonstration projects for our Hydrogen On Demand generators. Powerball has agreed to produce a version of its patented hydrogen generation system for use as an emergency backup fuel supply for a hydrogen powered mining vehicle, code named ZEUS. The zero emission utility solution (ZEUS) mining vehicle project is under the direction of the Spokane Research Laboratory (SRL) of the National Institute of Occupational Safety and Health (NIOSH). NIOSH has tentatively scheduled this project to begin in the 1st quarter 2002. We anticipate being able to make additional announcements of partnerships regarding our hydrogen production technology before the end of the fiscal year.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2002 compared with 2001
-----------------------------------------------------------------
Revenues. We expect that our initial revenues will be generated primarily by the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three and nine months ended September 30, 2002 and 2001, respectively, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and nine months ended September 30, 2002, we had total operating expenses of $172,407 and $710,932, respectively, compared to $146,455 and $433,550 for the three months and nine months ended September 30, 2001. The increase in operating expenses is attributable primarily to an increase in professional fees of $54,908 and $289,428, respectively. The increase in professional fees is due primarily to the compensation paid to two officers in the form of credit towards the exercise of outstanding options and warrants, plus the amortized payment of fees to a third party investor research firm.

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

In the next twelve months, we expect that operating costs will increase mainly due to the filing of additional patents, increased engineering costs focused on commercialization, and the expense of applying for a listing on the new BBX exchange due to replace the NASD's over-the-counter bulletin board quotation service. We do not anticipate incurring additional fees for officers' services.

Other Income. Other income for the three and nine month period ended September 30, 2002 consisted of $1,517 and $5,575 of interest income, respectively, compared to $0 and $2,762 of interest income, respectively, for the three and nine months ended September 30, 2001.

We experienced a net loss of $170,990 and $705,457, respectively, for the three and nine months ended September 30, 2002 compared to a net loss of $146,455 and $430,888, respectively, for the three and nine months ended September 30, 2001. Our net loss since inception has been $2,528,930. The net loss per share for the three and nine months ended September 30, 2002 was $0.04 and $0.17, based on the weighted average number of shares outstanding of 4,369,750 and 4,261,133 shares, respectively compared to a net loss per share for the three and nine months ended September 30, 2001 of $0.04, and $0.13, based on the weighted average number of shares outstanding of 3,300,250 and 3,304,307 shares, respectively. The net loss per share since inception has been $1.23, based on the weighted average number of shares outstanding of 2,057,164 shares.

Liquidity and Capital Resources
-------------------------------
At September 30, 2002, we had current assets of $289,386 and current liabilities of $53,151 for working capital of $236,235. At September 30, 2002, we had property and equipment of $8,292, net of depreciation, other assets held for resale net of valuation allowance, of $4,000, and patents and license agreements net of amortization, of $18,575.

Our cash used in operations for the nine months ended September 30, 2002 was $393,197, compared to $454,045 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the nine months ended September 30, 2002. Investment activities during the prior year period used $7,497 for the purchase of equipment and leasehold improvements, and $14,354 for additional patent costs.

Cash flows from financing activities during the nine months ended September 30, 2002 totaled $130,000, all from the issuance of common stock through the exercise of previously outstanding warrants.

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

We expect that during the next year our primary expenditures will be for further research and development aimed at commercialization of sodium and powerball production, and expenses and professional and related fees associated with our ongoing reporting obligations. We believe we have sufficient working capital to meet our ongoing operating expenses through the next three fiscal quarters. We anticipate raising additional capital in the first quarter of 2003 through a private placement of our securities or through a licensing of our technology to an industrial partner.

                   ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 25, 2002.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)     Reports on Form 8-K.
        --------------------
On August 6, 2002, we filed a Current Report on Form 8-K in connection with our quarterly report on Form 10QSB for the period ended June 30, 2002, for the purpose of complying with the certification provisions adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.


Dated: November 6, 2002              By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer

                              CERTIFICATIONS

I, Robert K. Ipson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Powerball International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002                           /S/Robert K. Ipson
                                                 Principal Executive Officer
                                                 Principal Financial Officer