Form 10KSB
period 2002-12-31
POWERBALL INTERNATIONAL INC
filed 2003-04-09
CIK 1048237

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2002
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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year:  $ 0
                                                            --------

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

Based on the average bid and asked prices of the common stock at March 28, 2003, of $0.90 per share, the market value of shares held by nonaffiliates would be $3,145,924.

As of March 28, 2003, we had 4,503,781 shares of common stock issued and outstanding.

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

                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
History and Organization
------------------------
Powerball International, Inc. was incorporated on July 9, 1997 under the laws of the State of Utah for the purpose of raising capital to invest in a joint venture with Powerball Industries, Inc., a Utah corporation ("PIC"). PIC was the licensee of certain Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen (the "Technology"). In December 1997, the Company and PIC formed a joint venture named Powerball Technologies, LLC ("PT"). During the beginning of the second quarter ended June 30, 2000, our shareholders approved an Agreement and Plan of Merger wherein we acquired of all the issued and outstanding shares of PIC in exchange for 1,500,000 shares of our common stock. In connection with the acquisition, new directors were elected and our name was changed to Powerball International, Inc. The merger also consolidated ownership of PT, with PT becoming our wholly owned subsidiary. As a result of the merger, we now own the Technology.

Sodium Production
-----------------
An important aspect of our initial plan has been the development of a demonstration plant (the "Plant") to recover metallic sodium from sodium hydroxide on what our management believes may be a commercially viable basis for resale to industrial and commercial users. The Plant is designed to demonstrate the effectiveness of our patented sodium production process. At this filing, the Plant is completed and the testing process for sodium production is essentially complete. The pilot plant has successfully produced sodium metal from sodium hydroxide on a continuous basis.

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

Our approach to supplying hydrogen to users is to eliminate the costs and risks of transporting and storing a bulk supply of hydrogen in either a compressed gas or liquid form by producing hydrogen on site as needed. Our fuel pellets are able to safely store an energy dense form of hydrogen as a solid material, at room temperature and normal atmospheric pressure. We believe we can demonstrate that the Technology can produce hydrogen gas on an as needed basis by the user (i.e., "Hydrogen On Demand") in a manner that is safer and more cost effective than existing methods.

The Hydrogen Generation System
------------------------------
Our Technology also relates to the production of hydrogen gas in a Hydrogen Generation System. The Hydrogen Generation System is designed to produce hydrogen gas as needed to be used for whatever purpose it was intended. The hydrogen is produced in the Hydrogen Generation System through a chemical reaction of sodium hydride with water. Key components of the Hydrogen Generation System include a tank called a Hydrogen on Demand Generator (the "Tank") and fuel pellets which are made of sodium hydride (the "powerballs"). Each powerball is a sodium hydride sphere, which is approximately 1.2 inches in diameter, covered by a polyethylene cover.

The Hydrogen Generation System generally works as follows: ordinary water and powerballs are deposited into the Tank. After being deposited into the Tank, the powerballs remain inert or inactive and do not produce hydrogen until needed. Another key component of the Hydrogen Generation System is a cutting device which, when activated, cuts the powerball, exposing it to the water contained in the Tank. When the application requires hydrogen, the powerball is inserted into the cutting device and cut or opened. After being opened, the sodium hydride core of the powerball is exposed directly to the water and reacts with the water to produce hydrogen gas. The Tank's metering system can detect when additional hydrogen is required, and when required, another powerball moves in to the cutting device, and the process of creating hydrogen is repeated.

The Hydrogen Generation System is completely operational. It contains an electronic control system and automatically produces hydrogen by slicing pellets inside the Tank.

Supplies
--------
The sodium that is used in the manufacturing of the powerballs has been readily available as a commercial chemical, and it is anticipated that it will continue to be readily available. When the sodium technology is fully commercialized, it could provide all the necessary sodium for the manufacture of the powerballs as well as commercial quantities of sodium.

The polyethylene used to coat the powerballs is readily available from a variety of sources at negligible cost, and the components of the hydrogen tanks are standard off-the-shelf parts also available from numerous suppliers.

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

Sodium - The Plant is designed to produce sodium from sodium hydroxide, an industrial and manufacturing waste product. Current production of metallic sodium exceeds 100 million pounds per year. Sodium is currently used as a component in chemical manufacturing to produce sodium derivative compounds such as sodium borohydride and sodium methylate, and as an ingredient to produce or process nylon synthetic fibers, rubber compounds, insecticides, dyes, fragrances, and flavors. In pharmaceutical manufacture it is used in the production of vitamins A and C, ibuprophen, sulfa methoxizane, and certain barbiturates. In metals manufacture and refining, sodium is used to process tantalum, titanium, potassium, silicon, lead, silver, zinc, aluminum alloys and de-scaling of steel.

Sodium is currently produced using a method called a "Down's Cell" that electrolyzes molten sodium chloride (salt) and is reliant on large quantities of electricity and an effective method of dealing with or reselling chlorine. Our process is energy source flexible. Any economical and locally available source of heat can be used to produce sodium from sodium hydroxide. These potential heat sources include natural gas, solar concentrators, geothermal, #6 heating oil, or coal. Our management believes that the powerball plant could also be an effective means of capturing the wasted or unmarketable natural gas energy that is currently considered a "stranded resource" or is burned at the well head because of an absence of a pipeline infrastructure.

Splitting Mechanisms   These are the mechanisms installed in the Tanks, which
are used to split the powerballs one at a time as needed to generate hydrogen.

Tanks    The Tank is a stand alone hydrogen generator where the hydrogen is actually produced. The Tank is constructed of lightweight and strong Kevlar composite material. Steel, stainless steel and other materials can also be used to construct the Tank. The end caps are mounted securely using stainless steel tie rods. High-density polyethylene is used for the end cap material along with special strengthening ribs. The pneumatic/hydraulic combination cylinder used to power the splitting mechanism is precision machined from honed cylinder material and is rated for 5 million cycles. The blade is made of a special stainless alloy designed to resist corrosion and remain sharp for millions of cycles. Pressure sensing mechanisms, valves, fittings, and static pressure refill ports are made of stainless steel or specially coated brass designed to resist corrosion. Each has been equipped with a pressure gauge, pressure relief valve and a regulator, which converts pressure.

If we are successful in obtaining market acceptance of the Technology and the products derived from the Technology, we intend to market Tanks to various users including original equipment manufacturers ("OEM's"), such as electronics manufacturers, experimental fuel cell vehicle manufacturers and power plants. Inasmuch as the Tanks have not been manufactured on a mass basis, the cost of manufacturing the Tanks and the willingness of users to pay a particular price for the Tanks has not been determined with certainty at this time.

Powerballs   The powerballs are polyethylene coated pellets of sodium hydride.
Powerballs are stored directly in water. They can remain in water for months with little or no change to the coatings. When a powerball is cut underwater, the sodium hydride inside reacts with the water to produce hydrogen. A powerball will react to completion in less than 5 seconds. The components of the powerballs are readily available from a variety of sources. Initially, we do not intend to market powerballs as a separate product, but will use powerballs in connection with the generation of hydrogen to be sold to purchasers of hydrogen gas. If initial marketing efforts are successful, we will attempt to market the powerballs with our Tanks.

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

As of this date no specific marketing plan for users has been developed. It is anticipated that a long-term marketing plan will be developed when there has been sufficient acceptance of the Technology and the economics of the Technology, in the marketplace.

Competition for Sodium Market
-----------------------------
We will face significant competition from DuPont, which currently dominates the domestic sodium market. There is also foreign sodium production in France, China and other countries. We anticipate eventually achieving a lower product cost due mainly to lower energy and labor costs in the manufacturing process.

Competition for Hydrogen Generation Market
------------------------------------------
We will be engaged in the business of providing hydrogen generation products to end users and OEM's. Initially, we will compete with other companies supplying hydrogen to industrial and commercial users, such as Air Products, Praxair, and Air Liquide. Generally, such competitors supply their customers with compressed hydrogen gas or liquid hydrogen. We will also compete with any other companies, which may offer technologies and products for hydrogen on demand production.

We are aware of specific competitors working on hydrogen generating equipment, including the Arthur D. Little Corporation, Epyx Corporation, Los Alamos National Laboratory, and Analytic Power Systems. H Power is working on a hydride-water system and Dais Corporation is working on some form of pellets that dissolve in water (according to their web page). Millenium Cell is working on a sodium borohydride system that reacts with a ruthenium catalyst to produce hydrogen. Thermo Power Corporation is working on a slurry of lithium hydride material in oil that reacts with water to produce hydrogen.

Sales of compressed and liquid hydrogen represent an estimated $1 billion per year industry. There is great interest and demand for the development of hydrogen technology and products, as evidenced by President Bush's recent proposal for a hydrogen initiative. This interest and demand may cause many additional companies and individuals to participate in the hydrogen industry.

Nationally, there is significant research and development being conducted in the area of hydrogen fuel generation. The U.S. Government and numerous multinational corporations have and are funding various research projects.
We believe that most of our current competitors and future competitors will most likely have significantly greater assets, resources, experience, research and development talent and managerial capabilities than we do. Although our management believes that the Technology has competitive advantages over other technologies, there can be no assurance that we will be able to fund the further development and marketing of Technology and related products, that the Technology will be accepted in the market place or that the Technology will be able to provide hydrogen generating capacity or products on a mass commercial basis.

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

Research and Development
------------------------
During fiscal 2002, research and development expenses were $426,222. Our management anticipates that research and development expenses for fiscal 2003 may increase if funds are available.

Personnel
---------
At the date of this filing, we have 4 full time employees. All employees are at-will and all of the employment arrangements are oral. We may elect to put written employment agreements in place for certain employees in the future.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Our executive office and our technical operations are established in a 5,000 sq. foot facility located at 2095 West 2200 South, Salt Lake City, Utah. The facility was subject to two short-term leases at a monthly rate of $2,274, which expired February 28, 2003. We are now on a month-to-month arrangement. Rent expense was $29,176 and $26,496 for the years ended December 31, 2002 and 2001, respectively. We expect to be able to continue to occupy the premises on a month-to-month basis. These facilities will be leased until such time as additional facilities may be required.

                            ITEM 3. LEGAL PROCEEDINGS

We filed a complaint in the United States District Court for the District of Utah on September 30, 2002 against TheInvestorOnline ("TIO") alleging failure to perform under an investor research contract entered into in October 2001. TIO contested jurisdiction in Utah through a Motion to Dismiss. The court has not ruled on the Motion and has granted us until May 15, 2003 to conduct discovery concerning TIO's contacts with Utah. TIO has not asserted any counterclaim against the Company. Negotiations have been conducted with TIO's counsel regarding the possible settlement of our claims. Legal counsel believes that no evaluation of the likelihood of a favorable outcome or possible recovery can be made at this time.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A Special Meeting of our Shareholders was held on December 6, 2002, at our offices. The following matters were presented to be voted upon by our shareholders:

1. The election of Robert K. Ipson, William Freise, Matthew Fisher, and Phillip L. McStotts as our directors; and
2. The selection of David Thomson, P.C. as our auditors.

Both matters were approved by a vote of 2,679,450 shares in favor with no votes against and no votes withheld. This vote represents a majority (61.32%) of the 4,369,750 shares issued and outstanding and eligible to vote.

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

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/02                    $ 2.75                $ 2.00
Quarter ended 9/30/02                     $ 3.10                $ 2.00
Quarter ended 6/30/02                     $ 3.45                $ 1.95
Quarter ended 3/31/02                     $ 3.95                $ 1.80


Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                    $ 4.95                $ 1.50
Quarter ended 9/30/01                     $ 4.09                $ 1.70
Quarter ended 6/30/01                     $ 5.75                $ 3.40
Quarter ended 3/31/01                     $ 7.00                $ 5.13

Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/00                    $ 9.13                $ 5.13
Quarter ended 9/30/00                     $10.75                $ 5.50
Quarter ended 6/30/00                     $12.50                $ 5.00
Quarter ended 3/31/00                     $19.00                $ 3.00


We had 97 shareholders of record as of March 28, 2003.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

In the quarter ended December 31, 2002, we issued 24,031 shares of our common stock to a consultant for services rendered valued at $2.60 per share or $62,480. The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of metallic sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. A professional chemical and mechanical engineering firm has finalized a report on scaling up the methodologies in the pilot plant to achieve minimum sodium production yields of at least 1,000 pounds per hour.

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

Results of Operations
---------------------
Year ended December 31, 2002 compared to year ended December 31, 2001
---------------------------------------------------------------------
Revenues. We expect that our initial revenues will be generated primarily by the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the years ended December 31, 2002 and 2001, respectively, and have had no revenues since July 9, 1997 ("Inception"). See "Other Income" below.

Operating Expenses. Our operating expenses increased in 2002 to $928,489 from $847,398 in fiscal 2001. The increase in operating expenses in 2002 is attributable primarily to an increase in general and administrative expenses due to the fiscal 2002 amortization of cash and stock fees paid to an investor research consultant under a one year contract entered into in October 2001, offset by decreases in professional fees, depreciation and amortization expense and research and development expenses. Total operating expenses from inception through December 31, 2002 have been $2,746,414. We anticipate that our operating expenses for the next twelve months will remain roughly the same as our expenses in 2002.

Other Income. Our other income for the year ended December 31, 2002 consisted of interest income of $6,209. We had other expense for the year ended December 31, 2001 of $3,497 for the writedown of an asset, offset by interest income of $2,762.

For the year ended December 31, 2002, we experienced a net loss of $922,380, with a loss per share of $0.21, based on a weighted average number of shares of 4,324,297. By comparison, we experienced a net loss of 848,233, with a loss per share of $0.25, based on a weighted average number of shares of 3,444,139 for the year ended December 31, 2001. The net loss since inception has been $2,745,852, with a $1.27 loss per share, based on a weighted average number of shares of 2,163,449.

Liquidity and Capital Resources
-------------------------------
Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded the our operations, including continued research and development activities.

In 2002, we received cash proceeds of $130,000 from the exercise of outstanding warrants for 130,000 shares of our common stock. We also compensated two officers and directors with the exercise price of a total of $62,500 for warrants representing 62,500 shares of common stock, and one officer and director with an additional $50,000 credit towards the exercise of options representing 50,000 shares of common stock. In December 2002, we issued 24,031 shares of common stock to a consultant as payment for services rendered, valued at $2.60 per share for total compensation of $62,480.

At December 31, 2002, we had current assets of $104,363, consisting of $102,267 in cash, $1,807 in prepaid expenses, and $289 in a refund receivable, and current liabilities of $15,233, for working capital of $89,130. At December 31, 2002, we had property and equipment, net of depreciation, of $7,607, and other assets of $34,673, consisting of patents and assigned technology, net of amortization, of $30,673 and assets held for resale, net of valuation allowance, of $4,000.

Our cash used in operations for the year ended December 31, 2002 was $563,956 compared to $614,750 for the same period ended December 31, 2001. We have continued to issue stock for services to certain officers and to outside consultants assisting with the design of a commercial scale sodium production facility. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

Our cash used in investing activities during the year ended December 31, 2002, was $16,360, for the purchase of equipment and leasehold improvements and additional patent costs. Our investing activities for the year ended December 31, 2001 consisted of the purchase of equipment and leasehold improvements and additional patent costs, for a total of $12,724. We anticipate that our patent costs may increase during the next twelve months due to additional patent filings and/or modifications of existing patents.

Cash flows from financing activities during the year ended December 31, 2002 totaled $130,000, all from the sale of common stock through the exercise of outstanding warrants.

We anticipate that within the next year additional funds may also be needed to allow us to enter into other markets for hydrogen technology. There can be no assurance that any additional required funding will be available to us.

It is expected that during the next year the primary expenditures will be for further research and development aimed at commercialization of hydrogen generation systems and powerball production, and expenses and professional and related fees associated with our ongoing reporting obligations. We believe we will have sufficient working capital to meet our ongoing operating expenses for the next twelve months.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality
-----------
We do not know of any seasonal aspects relating to the nature of our business operations that have had or might have a material effect on our financial condition or results of operation.

Subsequent Event
----------------
In February 2003, we sold 110 units to a current shareholder at a price of $1.90 per unit, each consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at an exercise price of $2.50 per share, exercisable for 2 years, for aggregate proceeds of $209,000.



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

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                  Dates Served
  ----                  ---   --------                  ------------
  Robert K. Ipson       63    C.E.O., director          July 1997 to date
  William Freise        49    President and C.O.O.      December 2001 to date
  Matthew Fisher        27    Vice-president, director  December 2001 to date
  Phillip L. McStotts   44    Secretary/Treasurer,      July 1997 to date
                                director

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

Phillip L. McStotts is a founder of ZEVEX International, Inc. (a publicly traded company) and has served as ZEVEX' CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of ZEVEX' wholly owned subsidiaries, as CFO, Secretary and Treasurer of ZEVEX Inc. and as CFO and Secretary of JTech. Mr. McStotts was a practicing CPA running his own professional corporation, Phillip L. McStotts, CPA P.C., from 1986 to 1992. Prior to starting his own firm, Mr. McStotts was employed from 1985 to 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the fiscal year ended December 31, 2002 have been timely filed.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2002, the end of our last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Robert K. Ipson     2002  $ -0-     -0-     100,000*      -0-      -0-      -0-       -0-
C.E.O.              2001  $ -0-     -0-     150,000       -0-      -0-      -0-       -0-
                    2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-

In 2002, Mr. Ipson was credited with the exercise price of $50,000 towards the exercise of outstanding warrants for the purchase of 50,000 shares of our common stock, and $50,000 towards the exercise price of options for the purchase of 50,000 shares of our common stock, all at $1.00 per share.

Bonuses and Deferred Compensation
---------------------------------
None.

Employment Agreements
---------------------
On June 26, 2002, the Board of Directors agreed to modify William Freise's employment agreement dated May 30, 2001, and approve the issuance of an option for the purchase of 75,000 shares of its restricted common stock in lieu of the issuance of 10,000 shares and 65,000 warrants called for in his employment agreement. The options were issued at an exercise price of $2.45, exercisable for a period of three years pursuant to the Company's 2000 Stock Option and Award Plan. Mr. Freise's employment agreement ran until December 31, 2002.
At the date of this report, per oral agreement, he is working on a month-to-month basis at a rate of $1,400 per week.

Matthew Fisher has been receiving salary at a rate of $65,000 per year. The employment arrangement with Mr. Fisher is oral.

Compensation Pursuant to Plans
------------------------------
See above reference to Mr. Freise's modified employment agreement.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
In 2002, Robert Ipson was credited with $100,000 towards the exercise price for his existing warrants and options to acquire a total of 100,000 shares of our common stock at an exercise price of $1.00 per share, as compensation for his services as our Chief Executive Officer. Phillip McStotts was credited with $12,500 towards the exercise of his existing warrants to acquire 12,500 shares of our common stock at an exercise price of $1.00 per share, as compensation for his services as our Secretary/Treasurer.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth as of March 28, 2003 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 4,503,781 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes:

(a) the exercise of options and warrants by the beneficial owner (all included warrants and options are currently exercisable); and
(b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      Robert K. Ipson                      802,600(1)      17.82
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Linda Lou Ipson                      802,600(2)      17.82
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Shorland Hunsaker                    335,000          7.44
                  2751 East Rubidoux Road
                  Salt Lake City, UT  84093

Common Stock      Jed Checketts                        788,000         17.50
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Common Stock      Greg Foster                          295,000(3)       6.39
                  27327 Bronco Drive
                  Canyon Country, CA 91387

Common Stock      William Freise                       232,850(4)       5.01
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Securities Ownership of Management
----------------------------------
Common Stock      Robert K. Ipson, C.E.O., director        -See above -

Common Stock      William Freise, C.O.O., President        -See above -

Common Stock      Matthew Fisher, V.P., director        38,693(5)       0.86
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Common Stock      Phillip L. McStotts                   92,500          2.05
                  Secretary/Treasurer, director
                  1292 Sophia Circle
                  Murray, UT 84123

Common Stock      Officers and Directors
                  As a Group (4 persons)             1,166,643(7)      25.02
----------------------                               =========        ======
[Notes on the above table appear on the following page]

In the preceding table:

 (1) Mr. Ipson's shares include 27,600 shares held in IRA accounts and 105,500 shares held by his spouse. See note 2 below.

 (2) Linda L. Ipson is the spouse of Robert K. Ipson; shares held of record by Linda Lou Ipson may be deemed to be beneficially owned by Robert K. Ipson, and shares held of record by Robert Ipson may likewise be deemed to be beneficially owned by Linda Lou Ipson. Ms. Ipson holds of record 105,500 shares. See note 1 above.

 (3) Mr. Foster's numbers include 185,000 shares and warrants to acquire 110,000 shares exercisable at $2.50 through February 18, 2005.

 (4) Mr. Freise's numbers include 92,850 shares, a warrant to acquire up to 65,000 shares exercisable at $4.50 per share through December 11, 2006, and an option to acquire up to 75,000 shares exercisable at $2.45 per share through June 25, 2005.

 (5) Mr. Fisher's numbers include 20,360 shares, options to acquire 15,000 shares exercisable at $1.50 per share through October 5, 2004, and options to acquire 3,333 shares exercisable at $3.00 per share through January 1, 2005.

 (6) The amount of securities held by our officers and directors as a group assumes the exercise of all of their respective options and warrants.

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

During the beginning of the second quarter ended June 30, 2000, our shareholders approved an Agreement and Plan of Merger in with which we acquired of all of the issued and outstanding shares of Powerball Industries, Inc. ("PIC"), a privately held Utah corporation. Under the Agreement and Plan of Merger, we acquired all the issued and outstanding stock of PIC in exchange for the issuance of 1,500,000 shares of our common stock. Of the 1,500,000 shares issued, 1,078,000 shares were issued to Jed Checketts, the principal shareholder of PIC, who was appointed as officer and director as a condition of the merger.

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

In October 2001, we entered into an investor research contract with TheInvestorOnline, a third party vendor, for services to be performed over a one-year period. Upon signing the contract, we paid $35,000 cash and issued 100,000 shares of our restricted common stock valued at $1.90 per share for total consideration of $225,000.

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

During the year ended December 31, 2001, a receivable of $6,294 due on a short-term non-interest bearing advance to Jed Checketts, a former officer and director, was written off and expensed.

During the year ended December 31, 2002, previously outstanding warrants for a total of 130,000 shares of common stock exercisable at $1.00 per share were exercised by the holders for aggregate proceeds of $130,000.

In March 2002, the Board of Directors credited Robert Ipson, CEO, with $50,000 toward the exercise of his outstanding $1.00 options for purchase of our common stock. The Board also credited Phillip McStotts, Secretary/Treasurer, with $12,500 toward the exercise of his outstanding $1.00 warrants for purchase of our common stock.

In June 2002, the Board of Directors credited Robert Ipson, CEO, with $50,000 toward the exercise of his outstanding $1.00 warrants for purchase of our common stock.

In June 2002, the Board of Directors agreed to modify William Freise's employment agreement dated May 30, 2001, and approve the issuance of an option for the purchase of 75,000 shares of its restricted common stock in lieu of the issuance of the 10,000 shares and 65,000 warrants called for in his employment agreement. The options were issued at an exercise price of $2.45, exercisable for a period of three years pursuant to our 2000 Stock Option and Award Plan.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                               23
Consolidated Balance Sheets as of December 31, 2002 and 2001               24
Consolidated Statements of Operations for the years ended December 31,
 2002 and 2001 and from inception on July 9, 1997 through December 31,
 2002                                                                      25
Consolidated Statement of Stockholders' Equity                             26
Consolidated Statements of Cash Flows for the years ended December 31,
 2002 and 2001 and from inception on July 9, 1997 through December 31,
 2002                                                                      30
Notes to Consolidated Financial Statements                                 31

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

None.

                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on March 7, 2003.

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

                                POWERBALL INTERNATIONAL, INC.


Date: April 7, 2003             By /S/Robert K. Ipson, C.E.O., Principal
                                  Executive and Financial Officer, Director

Date: April 7, 2003             By /S/Phillip McStotts, Director

Date: April 7, 2003             By /S/William Freise, Director

Date: April 7, 2003             By /S/Matthew Fisher, Director

                              CERTIFICATIONS

I, Robert K. Ipson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Powerball
International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003                             /S/Robert K. Ipson
                                                 Principal Executive Officer
                                                 Principal Financial Officer

Independent Auditor's Report

Board of Directors
Powerball International, Inc. and Subsidiary
Salt Lake City, Utah

I have audited the accompanying consolidated balance sheets of Powerball International, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from January 1, 1999 to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of Powerball International, Inc. and Subsidiary from inception to December 31, 1998, were audited by other auditors whose report thereon, dated February 5, 1999, expressed an unqualified opinion.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powerball International, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for the years then ended and from January 1, 1999 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the Company has been in the development stage since its inception on July 9, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of its future operations and that of its wholly owned subsidiary in which it has loaned or invested most of the capital it has raised. The Company at December 31, 2002 had a deficit accumulated during its development stage of $2,745,852. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/S/ David T. Thomson, P.C.

Salt Lake City, Utah
April 2, 2003

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
                                                   December 31,  December 31,
          ASSETS                                       2002          2001
                                                   -----------   -----------
CURRENT ASSETS
 Cash in bank                                     $    102,267  $    552,583
 Prepaid expenses                                        1,807             -
 Refund receivable                                         289             -
                                                   -----------   -----------
   Total Current Assets                                104,363       552,583
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                              11,359         7,770
 Leasehold improvements                                 23,923        23,923
                                                   -----------   -----------
                                                        35,282        31,693
 Less accumulated depreciation                         (27,675)      (20,758)
                                                   -----------   -----------
                                                         7,607        10,935
                                                   -----------   -----------
OTHER ASSETS
 Patents and assigned technology, net of
  amortization of $9,030 and $6,337                     30,673        20,595
 Asset held for resale - net or valuation
  allowance of $3,497                                    4,000         4,000
                                                   -----------   -----------
   Total Other Assets                                   34,673        24,595
                                                   -----------   -----------
TOTAL ASSETS                                      $    146,643  $    588,113
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $     10,532  $     24,408
 Accounts Payable - stockholder                            370             -
 Accrued and deferred liabilities                        4,331         2,395
                                                   -----------   -----------
   Total Current Liabilities                            15,233        26,803
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,393,781, and 3,276,500 shares
  issued and outstanding respectively                    4,394         4,127
 Capital in excess of par value                      2,872,868     2,568,155
 Subscription receivable                                     -      (187,500)
 Earnings (deficit) accumulated during the
  development stage                                 (2,745,852)   (1,823,472)
                                                   -----------   -----------
   Total Stockholders' Equity                          131,410       561,310
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    146,643  $    588,113
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the       For the       (Deficit)
                                        Year          Year       Accumulated
                                        Ended         Ended      During the
                                     December 31,  December 31,  Development
                                         2002          2001         Stage
                                     -----------   -----------   -----------
REVENUE                             $          -  $          -  $          -
                                     -----------   -----------   -----------
EXPENSES
 Equity in loss from limited
  liability company                            -             -       446,549
 General and administrative              255,557        94,931       443,369
 Professional fees                       237,104       287,084       670,936
 Depreciation and amortization
  expense                                  9,606        12,034        31,920
 Research and development                426,222       453,349     1,153,640
                                     -----------   -----------   -----------
                                         928,489       847,398     2,746,414
                                     -----------   -----------   -----------
OPERATING LOSS                          (928,489)     (847,398)   (2,746,414)

OTHER INCOME AND EXPENSE
 Interest income                           6,209         2,762        18,782
 Asset writedown                               -        (3,497)       (3,497)
 Limited sales of tanks, net of
  direct production costs of $1,046            -             -        13,003
                                     -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES       (922,280)     (848,133)   (2,718,126)
 Minimum State franchise tax                 100           100           500
                                     -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE             (922,380)     (848,233)   (2,718,626)

Cumulative effect of accounting
 change for organization costs                 -             -       (27,226)
                                     -----------   -----------   -----------
NET INCOME (LOSS)                   $   (922,380) $   (848,233) $ (2,745,852)
                                     ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                   $      (0.21) $      (0.25) $      (1.26)

CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                             $      (0.00) $      (0.00) $      (0.01)
                                     -----------   -----------   -----------
EARNINGS (LOSS) PER SHARE           $      (0.21) $      (0.25) $      (1.27)
                                     ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES                                4,324,297     3,444,139     2,163,449
                                     ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     (Deficit)
                                                                                     Common         Accumulated
                                                                     Capital in       Stock         During the
                                               Common Stock          Excess of     Subscription     Development
                                          Shares           Amount    Par Value      Receivable        Stage
                                        ------------   ------------  ------------   -----------    ------------
BALANCE, July 9, 1997 (Inception)                  -   $          -  $          -   $         -    $          -

Shares issued to initial stockholders
 for cash, July 9, 1997 at $.20 per share    200,000            200        39,800             -               -

Shares issued pursuant to a public
 offering, December 5, 1997 at $1.00
 per share                                   400,000            400       399,600             -               -

Direct costs of public offering                    -              -       (40,000)            -               -

Net income(loss) from July 9, 1997
 (inception) to December 31, 1997                  -              -             -             -         (26,035)
                                        ------------   ------------  ------------   -----------    ------------
BALANCE, December 31, 1997                   600,000            600       399,400                       (26,035)

Net income (loss) for the year ended
  December 31, 1998                                -              -             -             -         (72,866)
                                        ------------   ------------  ------------   -----------    ------------

BALANCE, December 31, 1998                   600,000            600       399,400             -         (98,901)

Shares issued pursuant to a private
 placement at $.50 per share, March
 and April 1999                              400,000            400       199,600             -               -

Direct costs of stock offering                     -              -        (1,638)            -               -

Shares issued to vendor for services
 June 1999 at $4.00 per share                 10,000             10        39,990             -               -

Shares issued to officer and director
 for services, June 1999 at $.50
 per share                                   150,000            150        74,850             -               -

Shares issued upon exercise of
 warrants, July and September 1999 at
 $1.00 per share                             100,000            100        99,900             -               -

Shares issued to pay royalty for joint
 venture partner, October 1999 at
 $3.00 per share                              15,000             15        44,985             -               -
                                        ------------   ------------  ------------   -----------    ------------
Balance, October 31, 1999 - subtotal       1,275,000   $      1,275  $    857,087   $         -    $    (98,901)
                                        ============   ============  ============   ===========    ============



The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
Balance, October 31, 1999 - subtotal       1,275,000   $      1,275  $    857,087   $         -    $    (98,901)

Shares issued to vendor for services,
 December 1999 at $3.00 per share              4,000              4        11,996             -               -

Shares issued to officers and directors
 pursuant to a private placement at
 $1.00 per share, December 1999              120,000            120       119,880             -               -

Net income (loss) for the year ended
 December 31, 1999                                 -              -             -             -        (441,243)
                                           ---------   ------------  ------------   -----------   -------------
BALANCE, December 31, 1999                 1,399,000          1,399       988,963             -        (540,144)

Issuance of common stock to acquire
 remaining 50% interest in joint venture
 at par and discounted value on April
 15, 2000                                  1,500,000          1,500      (369,158)            -               -

Shares issued to individuals pursuant
 to a private placement of common stock
 and warrants at $4.00 per Unit,
 August 2000                                 110,000            110       439,890             -               -

Direct costs of private placement                  -              -       (42,030)            -               -

Shares issued on exercise of warrants,
 February to November 2000 at $1.00
 per share                                   267,500            267       267,233             -               -

Direct costs of exercise of warrants               -              -          (880)            -               -

Net income (loss) for the year ended
 December 31, 2000                                 -              -             -             -        (435,095)
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2000                 3,276,500          3,276     1,284,018             -        (975,239)

Shares issued upon exercise of warrants
 February 2001 at $1.00 per share             10,000             10         9,990             -               -
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, February 28, 2001 - Subtotal      3,286,500   $      3,286  $  1,294,008   $         -   $    (975,239)
                                        ============   ============  ============   ===========   =============




The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, February 28, 2001                 3,286,500   $      3,286  $  1,294,008   $         -   $    (975,239)

Shares issued to an individual pursuant
 to a private placement of common stock
 and warrants at $4.00 per unit, March
 2001                                         12,500             13        49,987             -               -

Shares and warrants issued to an
 individual as finders fee at $4.00
 per unit, March 2001                          1,250              1         4,999             -               -

Direct costs of private placement,
 March 2001                                        -              -        (5,000)            -               -

Shares issued to individuals pursuant
 to a private placement of common stock
 at $1.00 per share, October 2001            356,000            356       355,644             -               -

Shares issued upon exercise of warrants
 October 2001 at $1.00 per share              20,000             20        19,980             -               -

Shares issued to officer and director
 for services, October 2001 at $1.50
 per share                                   100,000            100       149,900             -               -

Shares issued to vendor for services,
 October 2001 at $1.90 per share             100,000            100       189,900      (187,500)              -

Shares issued to individuals pursuant
 to a private placement of common
 stock at $2.50 per share, November
 2001                                        161,000            161       402,339             -               -

Direct costs of private placement,
 October and November 2001                         -              -        (6,512)            -               -

Shares issued upon exercise of
 warrants November 2001 at $1.00
 per share                                    80,000             80        79,920             -               -

Shares issued to officer for services,
 December 2001 at $3.30 per share             10,000             10        32,990             -               -

Net income (loss) for the year ended
 December 31, 2001                                 -              -             -             -        (848,233)
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2001                 4,127,250   $      4,127  $  2,568,155   $  (187,500)  $  (1,823,472)
                                        ============   ============  ============   ===========   =============


The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2001                 4,127,250   $      4,127  $  2,568,155   $  (187,500)  $  (1,823,472)

Shares issued upon exercise of warrants
March and April 2002 at $1.00 per share       82,500             83        82,417             -              -

Shares issued upon exercise of options
March 2002 at $1.00 per share                 50,000             50        49,950             -              -

Shares issued upon exercise of warrants
June 2002 at $1.00 per share                 110,000            110       109,890             -              -

Services rendered during the period
January through October 2002 in
satisfaction of common stock
subscription receivable                            -              -             -       187,500              -

Shares issued to consultant for
services December 2002 at $2.60
per share                                     24,031             24        62,456             -              -

Net income (loss) for the year
ended December 31, 2002                            -              -             -             -       (922,380)
                                        ------------   ------------  ------------   -----------   ------------
BALANCE, December 31, 2002                 4,393,781   $      4,394  $  2,872,868   $         -   $ (2,745,852)
                                        ============   ============  ============   ===========   ============









The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the       For the     Cumulative
                                                         Year Ended    Year Ended   During the
                                                        December 31,  December 31,  Development
                                                            2002          2001        Stage
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                            $   (922,380) $   (848,233) $ (2,745,852)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Cumulative change in accounting principle                       -             -        27,226
  Stock issued for services                                 362,480       205,500       642,980
  Expense stockholder loan                                        -         6,294         6,294
  Decrease in investment in limited liability company             -             -       446,548
  Depreciation, amortization and asset writedown              9,610        15,531        35,421
 Changes in assets and liabilities:
  Increase in prepaid expenses                               (1,807)            -        (1,807)
  Increase in refund receivable                                (289)            -          (289)
  Decrease (increase) in supplies                                 -         1,043           972
  Increase in organization costs                                  -             -       (28,465)
  Increase (decrease) in accounts payable                   (13,876)        4,684       (11,386)
  Increase in accounts payable - stockholder                    370             -           370
  Increase (decrease) in accrued and deferred
   liabilities                                                1,936           431         4,142
                                                        -----------   -----------   -----------
     Net cash (used) by operating activities               (563,956)     (614,750)   (1,623,846)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash               -             -        17,016
 Related party loans                                              -             -      (509,000)
 Investment in limited liability company                          -             -      (250,000)
 Purchase of equipment and leasehold improvements            (3,589)      (10,824)      (16,656)
 Additional patent costs                                    (12,771)       (1,900)      (20,187)
                                                        -----------   -----------   -----------
     Net cash provided (used) by investing activities       (16,360)      (12,724)     (778,827)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                       130,000       888,500     2,556,000
 Direct costs of stock sale                                       -        (6,512)      (51,060)
                                                        -----------   -----------   -----------
     Net Cash Provided By Financing Activities              130,000       881,988     2,504,940
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                            (450,316)      254,514       102,267

CASH - BEGINNING OF PERIOD                                  552,583       298,069             -
                                                        -----------   -----------   -----------
CASH - END OF PERIOD                                   $    102,267  $    552,583  $    102,267
                                                        ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                       $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Income taxes paid during the period                   $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Stock issued to pay royalties and expenses of
  related entity                                       $          -  $          -  $     97,000
                                                        ===========   ===========   ===========
 Stock issued to pay finders fee and services          $    422,480  $    211,794  $    674,274
                                                        ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.    $          -  $          -  $   (370,658)
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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability Company using the equity method of accounting. The acquisition has been accounted for using the purchase method of accounting. (See note 5). The consolidated financial statements at December 31, 2002 and 2001, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball
Technologies, Inc.    Intercompany transactions and balances have been
eliminated in consolidation.

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

Intangible Asset - At the time of the acquisition, the patent technology held by the joint venture was assigned to the Company and was recorded at the historical cost as recorded on the books of the Subsidiary. This cost plus additional costs related to the technology obtained are being amortized over ten years on a straight-line basis.

Equipment - Equipment is stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line and MACRS methods over the estimated useful lives of the assets, which is three to seven years

Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in December 31, 2002 and 2001 was $-0- and $320 respectively.

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the years ended December 31, 2002 and 2001. The Company during the years ended December 31, 2002 and 2001 had no interest expense or income tax expense.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for December 31, 2002 and 2001. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The book value of the Company's financial instruments approximates fair value. The estimated fair values of financial instruments have been determined using appropriate market information.

NOTE 3 - LEASE

The Company leases its premises under two short-term lease arrangements. These leases are classified as operating leases and expire February 28, 2003. The monthly rent is $2,274. Future minimum lease payments for 2003 are $4,548.
At the end of the lease the Company started to pay rent for it premises on a month to month basis.

Rent expense of $29,176 and $26,496 for the years ended December 31, 2002 and 2001, has been included in the statement of operations.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ROYALTY AGREEMENT

At the time of the merger, Patent technology and rights were assigned to Powerball International, Inc. In consideration for the assignment of the rights the Company agreed to pay the Assignor an amount equal to one percent (1%) of the gross sales revenue of the Company specific to the technology that was subject to the assignment. All Royalties are payable on or before the fifteenth day of each quarter following the quarter in which the gross income was earned. For the year-ended December 31, 2002 and 2001 no royalties were due under the assignment.

NOTE 5 - BUSINESS COMBINATION

The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Technologies, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity was its joint interest investment in Powerball Technologies, LLC. (See note
6). The merger caused Powerball Technologies, LLC (Tech) to become a wholly-owned subsidiary of the Company. The results of operations of Tech are included in the accompanying financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

The following summarized pro forma (unaudited) information assumes the merger had occurred on December 1, 1999.
                                 2000         1999
                              ---------    ---------
Net Sales                    $        0   $        0
Net income (loss)            $ (547,863)  $ (854,858)
Loss per share               $     (.23)  $     (.85)

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

The following is a summary of financial position and results of operations of the LLC prior to the LLC becoming a Subsidiary:

                                 2000         1999
                              ---------    ---------
Current assets               $   32,448   $    8,720
Property and equipment-net       15,831       18,434
Other assets                     17,076       17,564
                              ---------    ---------
Total assets                 $   65,355   $   44,718

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN LIMITED LIABILITY COMPANY - CONTINUED

                                 2000         1999
                              ---------    ---------
Current liabilities          $   98,108   $   99,704
Long-term debt                  607,000      472,000
Members' equity                (639,753)    (526,986)
                              ---------    ---------
Total liabilities and equity $   65,355   $   44,718

Revenue                      $        0   $        0
                              ---------    ---------
Net income (loss)            $ (112,767)  $ (628,522)
                              ---------    ---------

NOTE 7 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000.

During March and April 1999, the Company completed a private placement of 400,000 Units consisting of one share of restricted Common Stock at $.50 per share and 1 Warrant for 1 share of restricted Common Stock exercisable at $1.00 per share. The Warrants expire March and April of 2002. Direct costs of the offering were $1,638. During December 1999, the Company completed a second private placement of 120,000 Units consisting of one share of restricted Common Stock at $1.00 per share and 1 Warrant for 1 share of restricted Common Stock exercisable at $1.00 per share. All unexercised Warrants had expired at December 31, 2002. The Units were sold to Officers and Directors of the Company.

Also during 1999, the Company issued a total of 14,000 shares of its common stock to a vendor to pay for services rendered at a value of $52,000 and 15,000 common shares to pay for royalties owed by the LLC which were valued at $45,000. The Company had a Stock Subscription receivable of $50,000 connected with the private placement of its Common Stock in December 1999. During the year ended December 31, 2000, the $50,000 was received and the subscription receivable was satisfied

In July 2000, the Company successfully completed a private placement offering of 110,000 units at $4.00 per unit, consisting of one common share and one common share warrant, (exercise price $6.00 and expire July 11, 2002), of its $.001 par value common stock for $440,000 less offering costs of $42,030, for a net of $397,970. All unexercised Warrants had expired at December 31, 2002.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS - CONTINUED
The note was unsecured and carried no interest and was subject to prepayment. The shares under the subscription would be held in escrow until the note was satisfied. As of March 31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation. Of the 13,750 shares issued, 1,250 shares that were issued represented the finder's fee. The recipient of the finder's fee subsequently became an officer of the Company. Direct costs of this private placement were $5,000.

During October and November of 2001, the Company completed two separate private placements of its common stock. Under the October private placement, it sold 356,000 shares of common stock at $1.00 per share for $356,000. Under the November private placement, it sold 161,000 shares of common stock at $2.50 for $402,500. Direct costs associated with these private placements were $6,512.

During February, October and November of 2001, 110,000 warrants were exercised at $1.00 per share for a total amount of $110,000. Of this amount, $10,000 was received in the year 2000 and was treated as a deferred liability for that year. Consideration for 20,000 of the above warrants exercised was provided by services rendered to the Company by an officer and stockholder.

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

During March, April and June of 2002, 192,500 warrants were exercise at $1.00 per share for a total amount of $192,500. Of this amount $130,000 was exercised for cash and $62,500 was exercised as compensation to certain
officers and directors of the Company.   During March 2002, 50,000 shares were
issued upon exercise of the same number of $1.00 options as compensation to a director of the Company. During December 2002, 24,031 shares of Common stock were issued to a consultant as payment for services rendered. The shares were issued at a fair value of $2.60 per share for a total compensation of $62,480.

NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company's president agreed to perform services on behalf of the Company for no compensation. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. Of these options 50,000 have expired and 50,000 were exercised as of December 31, 2002.

Pursuant to an employment agreement the President was also issued in June of 1999, 150,000 shares of common stock and warrants. The common stock was valued at $.50 for compensation of $75,000 and the warrants can be exercised at $1.00 per share. The transaction was concurrent with the March 1999 Private Placement of the Company's common stock. The warrants were all exercised at December 31, 2002.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS AND WARRANTS - CONTINUED

During the years ended December 31, 2002 and 2001, the Company issued to employees options for 75,000 and 25,000 shares of common stock at $2.45 and $1.50 per share respectively under an incentive stock option plan for employees. A maximum of 150,000 options to purchase common stock can be issued under the plan.

Issuance of the options is at the discretion of the management of the Company. The 75,000 shares vest immediate upon issuance and expire June 26, 2005. The 25,000 shares vest immediate upon issuance and expire October 5, 2004. Under the option plan the exercise price of incentive based options is equal to the market price of the Company's stock on the date of grant.

As of December 31, 2002, the Company had options outstanding under the Plan as well as from other individual grants. Information regarding the Options are as follow:

                                               Number of   Option Price
                                                Options      Per Share
                                              -----------   -----------
Outstanding at January 1, 2001                    110,000  $  1.00-3.00
 Granted                                           25,000          1.50
 Exercised                                              -             -
 Expired                                                -             -
                                              -----------   -----------
Outstanding at December 31, 2001                  135,000  $   1.00-3.00
 Granted                                           75,000           2.45
 Exercised                                        (50,000)          1.00
 Forfeited                                              -              -
 Expired                                          (50,000)          1.00
                                              -----------   ------------
Outstanding at December 31, 2002                  110,000  $   1.50-3.00

Options exercisable and available for future grant at December 31, 2002 and 2001 was 110,000 and 135,000 respectively and at December 31, 2002 and 2001 was 40,000 and 15,000 respectively.

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

                                                   Years Ended
                                                   December 31,
                                                2002          2001
                                            -----------   -----------
 Net loss - as reported                    $   (922,380) $   (848,233)
 Net loss - pro forma                      $ (1,060,880) $ (1,027,556)
 Loss per share - as reported              $       (.21) $       (.25)
 Loss per share - pro forma                $       (.25) $       (.30)

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS AND WARRANTS - CONTINUED

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002 and 2001 respectively. Expected dividend yield $-0- and $-0-; expected stock price volatility 100% and 100%; risk-free interest rate 3.25% and 3-4%; and expected life of options 3 years and 3-5 years.

The following table summarizes information about stock options outstanding at December 31, 2002:

                    Number         Weighted          Weighted       Number       Weighted
      Range of   Outstanding at     Average           Average    Exercisable at   Average
      Exercise    December 31,    Remaining          Exercise     December 31,    Exercise
       Price          2002      Contractual Life      Price           2002         Price
    -----------   -----------      -----------      -----------   -----------   -----------
    $      1.50        25,000       1.76 years      $      1.50        25,000   $      1.50
    $      2.45        75,000       2.49 years      $      2.45        75,000   $      2.45
    $      3.00        10,000       3.01 years      $      3.00             -   $         -
    -----------   -----------      -----------      -----------   -----------   -----------
    $ 1.50-3.00       110,000       2.37 years      $      2.28       100,000   $      2.21
    -----------   -----------      -----------      -----------   -----------   -----------

The weighted average fair value of options issued during 2002 was $1.59

The following table summarizes changes in outstanding warrants during the years ended December 31, 2002 and 2001:
                                                                   Price
                                      Shares        Shares         Range
                                    -----------   -----------   -----------
 Outstanding at December 31, 2000       570,000
 Issued                                  78,750                 $ 4.50-6.00
 Exercised                             (100,000)                $ 1.00-1.00
                                    -----------
 Outstanding at December 31, 2001       548,750
 Exercisable at December 31, 2001                     548,750   $ 1.00-6.00
                                                  -----------
                                                                   Price
                                      Shares        Shares         Range
                                    -----------   -----------   -----------
 Outstanding at December 31, 2001       548,750
 Issued                                       -
 Expired                               (277,500)                $ 5.00-6.00
 Exercised                             (192,500)                $ 1.00-1.00
                                    -----------
 Outstanding at December 31, 2002        78,750
 Exercisable at December 31, 2002                      78,750   $ 4.50-6.00
                                                  -----------

The above warrants expire between the dates of March 15, 2003 to December 11, 2006.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

Due to losses at December 31, 2002 and 2001, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $2,479 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2002, the Company has a net operating loss carryforward of approximately $2,738,561 which will expire between the years 2012 and 2022. A Valuation allowance of $933,590 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 2002 was $213,320.

The Subsidiary which is a Limited Liability Company is not a tax paying entity for Federal or State income tax purposes and, thus, no income tax expense has been recorded. Instead, its earnings and losses since the merger are included in the Parent's income tax return.

NOTE 10 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $2,745,852.

Accordingly, the entity's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its subsidiary's future ability to generate significant revenue and to ultimately achieve profitable operations. At present most of the capital the Company has obtained has been loaned to the subsidiary or prior joint venture. There can be no assurance that the Company will be able to obtain additional funding and, if available, that the funding will be obtained on terms favorable to or affordable or in adequate amounts needed to complete its current business plan with its subsidiary. The Company's management is exploring all of its options so that if can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

NOTE  11  -  RELATED PARTY TRANSACTIONS

A family member of an officer and stockholder was paid $2,158 for services rendered in the year ended December 31, 2001. At December 31, 2000, a stockholder owed the Company $6,294 on a non-interest and non-secured short-term advance. This receivable was written off and expensed during the year ended December 31, 2001. A business entity related to an officer of the Company received $17,000 from the Company for consulting services during 2001.

NOTE 12  -  CONCENTRATION OF CREDIT RISK

The Company maintains cash at a financial institution using a checking account. Cash at the institution is secured by the Federal Deposit Insurance Corporation up to $100,000. An uninsured balance of $15,930 and $455,532 existed at December 31 2002 and 2001.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - AGREEMENTS AND COMMITMENTS

The Company has paid an individual $22,000 on project to build a powerball machine with related processes. The project was not completed at December 31, 2002, however, the Company is committed to paying the individual another $10,000 when and if the project is completed and accepted. As explained in
Note 7, the Company paid a consultant for his services with common stock of the Company. The Company has a verbal agreement with the Consultant to continue compensating him with additional shares of common stock in exchange for services provided in the future at the same hourly rate paid for past services.

On October 11, 2001, the Company entered into a research services contract with a partnership called The Investor Online ("TIO"). The Company paid $35,000 upon the execution of the contract and issued to the vendor 100,000 shares of restricted common stock under a subscription agreement. The shares were valued at $190,000 at the time of the execution of the contract. The term of the contract is for one (1) year. The Company amortized the cost of the contract over 12 months and the balance of the unamortized and unearned cost of the contract was treated as a subscription receivable and for financial statement purposes was treated as a reduction of stockholders' equity. In March of 2002, the Board of Directors determined that the vendor's performance under the contract was deficient and resolved to seek the return of the shares issued in connection with the contract. The Company has now retained legal counsel to pursue a civil action against TIO. Legal counsel filed a complaint on behalf of the Company in the United States District Court for the District of Utah on September 30, 2002.

TIO contested jurisdiction in Utah through a Motion to Dismiss. The court has not ruled on the Motion and has granted the Company until May 15, 2003 to conduct discovery concerning TIO's contacts with Utah. TIO has not asserted any counterclaim against the Company. Negotiations have been conducted with TIO's counsel regarding the possible settlement of the Company's claims.
Legal counsel believes that no evaluation of the likelihood of a favorable outcome or possible recovery can be made at this time.

The Company has entered into an employment contract with the President of the Company. The term of the contract is for two years. The employee is to be paid $1,000 a week for four months and $1,400 per week for the remainder of the contract. The Company agreed to grant to the employee 10,000 shares of common stock and 65,000 common stock purchase warrants exercisable for a period of five years from the date of issue at an exercise price of $4.50 per share to be issued in January of each year of employment. On June 26, 2002 the Board of Directors of the Company amended the 2nd year of the employment agreement whereby the Company issued an option for purchase of 75,000 shares of Common Stock with an exercise price of $2.45, exercisable for a period of 3 years from the date of grant. The new option agreement is in lieu of the issuance of the shares and warrants discussed above under the original contract provisions.

NOTE  14  -  SUBSEQUENT EVENT

The Board of Directors of the Company approved a private placement of up to 800,000 units priced at $1.90 per unit, each unit consisting of one share of restricted common stock and one warrant for the purchase of restricted common stock at $2.50 per share exercisable for two years. The Company as of the date of this audit has sold 110,000 units for a total cash amount of $209,000.