Form 10QSB
period 2003-03-31
POWERBALL INTERNATIONAL INC
filed 2003-05-23
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2003

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,503,781
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2003

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
                                                    March 31,    December 31,
                                                      2003          2002
                                                   (unaudited)
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash in bank                                     $    142,612  $     55,067
 Prepaid expenses                                            -         1,807
 Officer receivable                                      7,200         7,200
 Subscription receivable                                40,000        40,000
 Refund receivable                                           -           289
                                                   -----------   -----------
   Total Current Assets                                189,812       104,363
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                              11,359        11,359
 Leasehold improvements                                 23,923        23,923
                                                   -----------   -----------
                                                        35,282        35,282
 Less accumulated depreciation                         (28,274)      (27,675)
                                                   -----------   -----------
                                                         7,008         7,607
                                                   -----------   -----------
OTHER ASSETS
 Assets held for resale-net of valuation allowance       4,000         4,000
 Patents and assigned technology, net of
  amortization of $9,703 and $9,030                     30,000        30,673
                                                   -----------   -----------
   Total Other Assets                                   34,000        34,673
                                                   -----------   -----------
TOTAL ASSETS                                      $    230,820  $    146,643
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $     23,819  $     10,532
 Accounts payable - stockholder                              -           370
 Accrued and deferred liabilities                        7,296         4,331
                                                   -----------   -----------
   Total Current Liabilities                            31,115        15,233
                                                   -----------   -----------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,503,781, and 4,393,781 shares
  issued and outstanding respectively                    4,504         4,394
 Capital in excess of par value                      3,081,758     2,872,868
 Earnings (deficit) accumulated during the
  development stage                                 (2,886,557)   (2,745,852)
                                                   -----------   -----------
   Total Stockholders' Equity                          199,705       131,410
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    230,820  $    146,643
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For the       For the      (Deficit)
                                                         3 months      3 months     Accumulated
                                                          Ended         Ended       During the
                                                         March 31,     March 31,    Development
                                                            2003          2002         Stage
                                                        -----------   -----------   -----------
REVENUE                                                $          -  $          -  $          -
                                                        -----------   -----------   -----------
EXPENSES
 Equity in loss from limited liability company                    -             -       446,549
 General and administrative                                  17,688         7,924       461,056
 Professional fees                                           20,410       133,326       691,347
 Depreciation and amortization expense                        1,272         1,554        33,192
 Research and development                                   102,585       138,798     1,256,225
                                                        -----------   -----------   -----------
                                                            141,955       281,602     2,888,369
                                                        -----------   -----------   -----------
OPERATING LOSS                                             (141,955)     (281,602)   (2,888,369)

OTHER INCOME AND EXPENSE
 Interest and other income                                    1,250         2,005        20,032
 Asset writedown                                                  -             -        (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                                      -             -        13,003
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                          (140,705)     (279,597)   (2,858,831)
 Minimum State franchise tax                                      -             -           500
                                                        -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                (140,705)     (279,597)   (2,859,331)

Cumulative effect of accounting change for
organization costs                                                -             -       (27,226)
                                                        -----------   -----------   -----------
NET INCOME (LOSS)                                      $   (140,705) $   (279,597) $ (2,886,557)
                                                        ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                      $      (0.03) $      (0.07) $      (1.27)
                                                        ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 $      (0.00) $      (0.00) $      (0.01)
                                                        ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                              $      (0.03) $      (0.07) $      (1.28)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  4,395,003     4,134,861     2,259,453
                                                        ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         For the       For the      Cumulative
                                                         3 Months      3 Months     During the
                                                         March 31,     March 31,    Development
                                                            2003          2002         Stage
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                            $   (140,705) $   (279,597) $ (2,886,557)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities
  Cumulative change in accounting principle                       -             -        27,226
  Stock issued for services                                       -       118,750       642,980
  Expense stockholder loan                                        -             -         6,294
  Decrease in investment in limited liability company             -             -       446,548
  Depreciation and amortization                               1,272         1,554        36,693
 Changes in assets and liabilities
  Decrease in prepaid expense                                 1,807             -             -
  Increase in officer receivable                                  -             -        (7,200)
  Increase in subscription receivable                             -             -       (40,000)
  Decrease in refund receivable                                 289             -             -
  Increase in supplies                                            -           (76)          972
  Increase in organization costs                                  -             -       (28,465)
  Increase (Decrease) in accounts payable                    13,287        21,741         1,901
  Decrease in accounts payable - stockholder                   (370)            -             -
  Increase in accrued expenses                                2,965         4,517         7,107
                                                        -----------   -----------   -----------
   Net cash (used) by operating activities                 (121,455)     (133,111)   (1,792,501)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash               -             -        17,016
 Related party loans                                              -             -      (509,000)
 Investment in limited liability company                          -             -      (250,000)
 Purchase of equipment and leasehold improvements                 -             -       (16,656)
 Additional patent costs                                          -             -       (20,187)
                                                        -----------   -----------   -----------
   Net cash provided (used) by investing activities               -             -      (778,827)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                       209,000        70,000     2,765,000
 Subscription receivable                                          -       (20,000)            -
 Direct costs of stock sale                                       -             -       (51,060)
                                                        -----------   -----------   -----------
   Net Cash Provided By Financing Activities                209,000        50,000     2,713,940
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                              87,545       (83,111)      142,612

CASH - BEGINNING OF PERIOD                                   55,067       552,583             -
                                                        -----------   -----------   -----------
CASH - END OF PERIOD                                   $    142,612  $    469,472  $    142,612
                                                        ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                       $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Income taxes paid during the period                   $          -  $          -  $        500
                                                        ===========   ===========   ===========
 Stock issued to pay royalties and expenses of
  related entity                                       $          -  $          -  $     97,000
                                                        ===========   ===========   ===========
 Stock issued to pay finders fee and services rendered $          -  $          -  $    674,274
                                                        ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.    $          -  $          -  $   (370,658)
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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at March 31, 2003 and December 31, 2002, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the three months ended March 31, 2003 and the year ended December 31, 2002.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for March 31, 2003 and December 31, 2002. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

During March, April and June of 2002, 192,500 warrants were exercise at $1.00 per share for a total amount of $192,500. Of this amount $90,000 was exercised for cash, a subscription of $40,000, and $62,500 was exercised as
compensation to certain officers and directors of the Company.   During March
2002, 50,000 shares were issued upon exercise of the same number of $1.00 options as compensation to a director of the Company. During December 2002, 24,031 shares of Common stock were issued to a consultant as payment for services rendered. The shares were issued at a fair value of $2.60 per share for a total compensation of $62,480.

The Board of Directors of the Company approved a private placement of up to 800,000 units priced at $1.90 per unit, each unit consisting of one share of restricted common stock and one warrant for the purchase of restricted common stock at $2.50 per share exercisable for two years. During March of 2003, the Company sold 110,000 units of the private placement for $209,000.

NOTE 6 - INCOME TAXES

Due to losses at December 31, 2002 and 2001, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $2,479 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2002, the Company has a net operating loss carryforward of approximately $2,738,561 will expire between the years 2012 and 2022. A Valuation allowance of $933,590 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 2001 was $213,320.

The Subsidiary which is a Limited Liability Company is not a tax paying entity for Federal or State income tax purposes and, thus, no income tax expense has been recorded. Instead, its earnings and losses since the merger are included in the Parent's income tax return.

NOTE 7 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $2,886,557.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (Continued)

Accordingly, the entity's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its subsidiary's future ability to generate significant revenue and to ultimately achieve profitable operations. At present most of the capital the Company has obtained has been loaned to the subsidiary or prior joint venture. There can be no assurance that the Company will be able to obtain additional funding and, if available, that the funding will be obtained on terms favorable to or affordable or in adequate amounts needed to complete its current business plan with its subsidiary. The Company's management is exploring all of its options so that if can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

NOTE 8 - SUBSEQUENT EVENT

In connection with the preparation of the Quarterly Report of Powerball International, Inc. on Form 10-QSB for the period ending March 31, 2003 to be filed with the Securities and Exchange Commission, certain accounting irregularities were discovered. In connection with its review, the Company has accepted the resignation of William Freise, the Company's President, as an officer and as a director.

During the second quarter of fiscal 2002, Mr. Freise exercised certain warrants for the purchase of 40,000 shares of the Company's common stock. Mr. Freise received the shares but never paid the $40,000 exercise price. Subsequently, in the fourth quarter of fiscal 2002, Mr. Freise used $7,200 of the Company's funds for personal expenses without authorization from the Company.

On April 30, 2003, Mr. Freise paid $20,000 into the Company's account as partial restitution of the above amounts. On May 22, 2003, the Company signed a Settlement and Release Agreement with Mr. Freise accepting the $20,000 cash repayment, plus the wire transfer to the Company's account of an additional $27,200 representing the balance owed by Mr. Freise to the Company.

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

Powerball's management believes that the Powerball hydrogen generation systems can play a role in the development of this new hydrogen infrastructure. We are seeking funding for a development project aimed at demonstrating a hydrogen refueling station for fuel cell vehicles and are also engaged in discussions with a fuel cell manufacturer regarding a project aimed at powering cellular telephone repeater tower electronics in Africa.

Results of Operations
---------------------
Three Months Ended March 31, 2003 compared with 2002
-----------------------------------------------------------------
Revenues. We expect that our initial revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three months ended March 31, 2003, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three months ended March 31, 2003, we had total operating expenses of $141,955, compared to $281,602 for the three months ended March 31, 2002. The decrease in operating expenses in 2003 compared to 2002 is attributable primarily to a decrease in professional fees of $112,916, and a decrease in research and development expenses of $36,213. The decrease in professional fees is due primarily to the fact that in the three months ended March 31, 2002, compensation was paid to two officers in the form of credit towards the exercise of outstanding options and warrants. In that same period, we were recording an expense for the amortized payment of fees to a third party investor research firm. There were no similar expenses in the three months ended March 31, 2003.

In the next twelve months, we expect that operating costs may increase due to the filing of additional patents, increased engineering costs focused on commercialization of our Technology, and the expense of applying for a listing on the new BBX exchange due to replace the NASD's over-the-counter bulletin board quotation service. We do not anticipate incurring additional fees for officers' services.

Other Income. Other income for the three months ended March 31, 2003 consisted of $1,250 of interest and other income, compared to $2,005 for the three months ended March 31, 2002.

We experienced a net loss of $140,705 for the three months ended March 31, 2003 compared to a net loss of $279,597 for the prior year period. Our net loss since inception has been $2,886,557. The net loss per share for the three months ended March 31, 2003 was $0.03, based on the weighted average number of shares outstanding of 4,395,003 compared to a net loss per share for the three months ended March 31, 2002 of $0.07, based on the weighted average number of shares outstanding of 4,134,861. The net loss per share since inception has been $1.28, based on the weighted average number of shares outstanding of 2,259,453 shares.

Liquidity and Capital Resources
-------------------------------
At March 31, 2003, we had current assets of $189,812 and current liabilities of $31,115 for working capital of $158,697. At March 31, 2003, we had property and equipment of $7,008, net of depreciation, other assets held for resale net of valuation allowance, of $4,000, and patents and license agreements net of amortization, of $30,000.

Our cash used in operations for the three months ended March 31, 2003 was $121,455, compared to $133,111 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the three months ended March 31, 2003 or 2002.

Cash flows from financing activities during the three months ended March 31, 2003 totaled $209,000, from the issuance of common stock.

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

We expect that during the next year our primary expenditures will be for further research and development aimed at commercialization of our hydrogen generation equipment and powerball production, as well as expenses and professional and related fees associated with our ongoing reporting obligations. We anticipate raising additional capital in the second quarter of 2003 through a private placement of our securities and/or through a licensing of our technology to an industrial partner.

                   ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 22, 2003.

(b) Changes in internal controls. We have made several changes to our controls and procedures due to our discovery of certain accounting irregularities discovered during the preparation of this report. See our Current Report on Form 8-K filed with the SEC on May 22, 3003.

   (1) All checks for amounts over $5,000 must receive prior authorization from the board of directors; and

   (2) No shares of our common stock will be issued until subscription amounts in good funds have been verified as deposited in our account.

Other than the above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

Our board of directors approved a private placement of up to 800,000 units priced at $1.90 per unit, each unit consisting of one share of restricted common stock and one warrant for the purchase of restricted common stock at $2.50 per share exercisable for two years. During March of 2003, we sold 110,000 units of the private placement to an existing shareholder for proceeds of $209,000.


                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

In connection with the preparation of the Quarterly Report of Powerball International, Inc. on Form 10-QSB for the period ending March 31, 2003 to be filed with the Securities and Exchange Commission, certain accounting irregularities were discovered. In connection with its review, the Company has accepted the resignation of William Freise, the Company's President, as an officer and as a director.

During the second quarter of fiscal 2002, Mr. Freise exercised certain warrants for the purchase of 40,000 shares of the Company's common stock. Mr. Freise received the shares but never paid the $40,000 exercise price. Subsequently, in the fourth quarter of fiscal 2002, Mr. Freise used $7,200 of the Company's funds for personal expenses without authorization from the Company.

On April 30, 2003, Mr. Freise paid $20,000 into the Company's account as partial restitution of the above amounts. On May 22, 2003, the Company signed a Settlement and Release Agreement with Mr. Freise accepting the $20,000 cash repayment, plus the wire transfer to the Company's account of an additional $27,200 representing the balance owed by Mr. Freise to the Company. See our Current Report on Form 8-K filed with the SEC on May 22, 3003.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)     Reports on Form 8-K.
        --------------------
On May 22, 2003, we filed a Current Report on Form 8-K in connection with accounting irregularities discovered in connection with our preparation of this quarterly report.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.


Dated: May 23, 2003                  By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer

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

Date: May 23, 2003                               /S/Robert K. Ipson
                                                 Principal Executive Officer
                                                 Principal Financial Officer