Form 10KSB/A
period 2002-12-31
POWERBALL INTERNATIONAL INC
filed 2003-06-17
CIK 1048237

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE




                                AMENDMENT

This amendment to Powerball's annual report is being filed to correct financial information previously filed. See Note 14 to the financial statements.

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

In 2002, we received cash proceeds of $90,000 and a subscription receivable of $40,000 (see Note 14 to the financial statements) from the exercise of outstanding warrants for 130,000 shares of our common stock. We also compensated two officers and directors with the exercise price of a total of $62,500 for warrants representing 62,500 shares of common stock, and one officer and director with an additional $50,000 credit towards the exercise of options representing 50,000 shares of common stock. In December 2002, we issued 24,031 shares of common stock to a consultant as payment for services rendered, valued at $2.60 per share for total compensation of $62,480.

At December 31, 2002, we had current assets of $104,363, consisting of $55,067 in cash, $1,807 in prepaid expenses, $7,200 in officer receivable, $40,000 in subscription receivable (see Note 14 to the financial statements), and $289 in a refund receivable, and current liabilities of $15,233, for working capital of $89,130. At December 31, 2002, we had property and equipment, net of depreciation, of $7,607, and other assets of $34,673, consisting of patents and assigned technology, net of amortization, of $30,673 and assets held for resale, net of valuation allowance, of $4,000.

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

Subsequent Events
-----------------
In February 2003, we sold 110 units to a current shareholder at a price of $1.90 per unit, each consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at an exercise price of $2.50 per share, exercisable for 2 years, for aggregate proceeds of $209,000.

In connection with the preparation of the quarterly report of the Company on Form 10QSB for the period ending March 31, 2003 to be filed with the Securities and Exchange Commission, certain accounting irregularities were discovered. In connection with its review, the Company has accepted the resignation of William Freise, the Company's President, as an officer and as a director. See Note 14 to the financial statements.


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

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

A Current Report on Form 8-K was filed on May 22, 2003 describing the accounting irregularities which are the subject of this amended filing.

                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 9, 2003.

(b) Changes in internal controls. Due to the irregularities reported, the board has changed certain internal controls to:(1) require direct verification of bank statements in the course of the preparation of financial statements;
(2) require instructions for all share issuances to be sent from the office of the Company's securities counsel, who will make direct verification of subscription funds received by the Company prior to instructions being sent to the transfer agent; and (3) require written authorization of at least two board members for all checks written over $6,000 to any individual or entity. There were no other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                POWERBALL INTERNATIONAL, INC.


Date: June 16, 2003              By /S/Robert K. Ipson, C.E.O., Principal
                                  Executive and Financial Officer, Director

Date: June 16, 2003              By /S/Phillip McStotts, Director

Date: June 16, 2003              By /S/Matthew Fisher, Director

                              CERTIFICATIONS
I, Robert K. Ipson, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of Powerball International, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this amended annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003                             /S/Robert K. Ipson
                                                 Principal Executive Officer
                                                 Principal Financial Officer

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

As discussed in Note 14 to the financial statements, a certain matter resulting in an overstatement and understatement of previously reported cash and current assets as of December 31, 2002, was discovered by management of the Company during the current year. Accordingly, an adjustment has been made to cash and certain current asset accounts as of December 31, 2002, to correct the overstatement of cash and the understatement of certain current asset accounts.

/S/ David T. Thomson, P.C.
Salt Lake City, Utah
April 2, 2003 (except as to the second, third and fourth paragraphs of Subsequent Event Note 14 which is as of May 22, 2003)

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
                                                   December 31,  December 31,
          ASSETS                                       2002          2001
                                                -----------   -----------
CURRENT ASSETS
 Cash in bank                                     $     55,067  $    552,583
 Prepaid expenses                                        1,807             -
 Officer receivable                                      7,200             -
 Subscription receivable                                40,000             -
 Refund receivable                                         289             -
                                                   -----------   -----------
   Total Current Assets                                104,363       552,583
                                               -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                              11,359         7,770
 Leasehold improvements                                 23,923        23,923
                                                   -----------   -----------
                                                        35,282        31,693
 Less accumulated depreciation                         (27,675)      (20,758)
                                                   -----------   -----------
                                                         7,607        10,935
                                                   -----------   -----------
OTHER ASSETS
 Patents and assigned technology, net of
  amortization of $9,030 and $6,337                     30,673        20,595
 Asset held for resale - net or valuation
  allowance of $3,497                                    4,000         4,000
                                                   -----------   -----------
   Total Other Assets                                   34,673        24,595
                                                   -----------   -----------
TOTAL ASSETS                                      $    146,643  $    588,113
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $     10,532  $     24,408
 Accounts Payable - stockholder                            370             -
 Accrued and deferred liabilities                        4,331         2,395
                                                   -----------   -----------
   Total Current Liabilities                            15,233        26,803
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,393,781, and 3,276,500 shares
  issued and outstanding respectively                    4,394         4,127
 Capital in excess of par value                      2,872,868     2,568,155
 Subscription receivable                                     -      (187,500)
 Earnings (deficit) accumulated during the
  development stage                                 (2,745,852)   (1,823,472)
                                                   -----------   -----------
   Total Stockholders' Equity                          131,410       561,310
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    146,643  $    588,113
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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the       For the     Cumulative
                                                         Year Ended    Year Ended   During the
                                                        December 31,  December 31,  Development
                                                         2002          2001        Stage
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                            $   (922,380) $   (848,233) $ (2,745,852)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Cumulative change in accounting principle                       -             -        27,226
  Stock issued for services                                 362,480       205,500       642,980
  Expense stockholder loan                                        -         6,294         6,294
  Decrease in investment in limited liability company             -             -       446,548
  Depreciation, amortization and asset writedown              9,610        15,531        35,421
 Changes in assets and liabilities:
  Increase in prepaid expenses                               (1,807)            -        (1,807)
  Increase in officer receivable                             (7,200)            -        (7,200)
  Increase in subscription receivable                       (40,000)            -       (40,000)
  Increase in refund receivable                                (289)            -          (289)
  Decrease (increase) in supplies                                 -         1,043           972
  Increase in organization costs                                  -             -       (28,465)
  Increase (decrease) in accounts payable                   (13,876)        4,684       (11,386)
  Increase in accounts payable - stockholder                    370             -           370
  Increase (decrease) in accrued and deferred
   liabilities                                                1,936           431         4,142
                                                        -----------   -----------   -----------
     Net cash (used) by operating activities               (611,156)     (614,750)   (1,671,046)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash               -             -        17,016
 Related party loans                                              -             -      (509,000)
 Investment in limited liability company                          -             -      (250,000)
 Purchase of equipment and leasehold improvements            (3,589)      (10,824)      (16,656)
 Additional patent costs                                    (12,771)       (1,900)      (20,187)
                                                        -----------   -----------   -----------
     Net cash provided (used) by investing activities       (16,360)      (12,724)     (778,827)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                       130,000       888,500     2,556,000
 Direct costs of stock sale                                       -        (6,512)      (51,060)
                                                        -----------   -----------   -----------
     Net Cash Provided By Financing Activities              130,000       881,988     2,504,940
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                            (497,516)      254,514        55,067

CASH - BEGINNING OF PERIOD                                  552,583       298,069             -
                                                        -----------   -----------   -----------
CASH - END OF PERIOD                                   $     55,067  $    552,583  $     55,067
                                                    ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                       $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Income taxes paid during the period                   $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Stock issued to pay royalties and expenses of
  related entity                                       $          -  $          -  $     97,000
                                                        ===========   ===========   ===========
 Stock issued to pay finders fee and services          $    422,480  $    211,794  $    674,274
                                                        ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.    $          -  $          -  $   (370,658)
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

During March, April and June of 2002, 192,500 warrants were exercise at $1.00 per share for a total amount of $192,500. Of this amount $90,000 was exercised for cash, $40,000 was a subscription that was subsequently paid (see
Note 14), and $62,500 was exercised as compensation to certain officers and
directors of the Company.   During March 2002, 50,000 shares were issued upon
exercise of the same number of $1.00 options as compensation to a director of the Company. During December 2002, 24,031 shares of Common stock were issued to a consultant as payment for services rendered. The shares were issued at a fair value of $2.60 per share for a total compensation of $62,480.
NOTE 8 - STOCK OPTIONS AND WARRANTS

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

The Company maintains cash at a financial institution using a checking account. Cash at the institution is secured by the Federal Deposit Insurance Corporation up to $100,000. An uninsured balance of $0 and $455,532 existed at December 31, 2002 and 2001.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14  -  SUBSEQUENT EVENT (Continued)

In connection with the preparation of the quarterly report of the Company on Form 10QSB for the period ending March 31, 2003 to be filed with the Securities and Exchange Commission, certain accounting irregularities were discovered. In connection with its review, the Company has accepted the resignation of William Freise, the Company's President, as an officer and as a director.

During the second quarter of fiscal 2002, Mr. Freise exercised certain warrants for the purchase of 40,000 shares of the Company's common stock. Mr. Freise received the shares but never paid the $40,000 exercise price. Subsequently, in the fourth quarter of fiscal 2002, Mr. Freise used $7,200 of the Company's funds for personal expenses without authorization from the Company. This matter caused the cash on the original financial statements to be overstated by $47,200. Since Mr. Freise, as of May 22, 2003, has repaid the Company the $40,000 for the common stock purchased and the $7,200 for personal expenses (see the next paragraph), the amounts are shown as current assets on the balance sheet at December 31, 2002. The $40,000 is shown as a common stock subscription receivable and the $7,200 is shown as an officer receivable. This matter had no effect on the net loss amount, the total assets amount, or the total liabilities and stockholders' equity amounts. The change is to cash, officer receivable, and subscription receivable amounts in current assets but the total current asset amount remained unchanged from amounts of the originally issued financial statements of the Company at December 31, 2002.

On April 30, 2003, Mr. Freise paid $20,000 into the Company's account as partial restitution of the above amounts. On May 22, 2003, the Company signed a Settlement and Release Agreement with Mr. Freise accepting the $20,000 cash repayment, plus the wire transfer to the Company's account of an additional $27,200 representing the balance owed by Mr. Freise to the Company.