Form 10QSB/A
period 2002-06-30
POWERBALL INTERNATIONAL INC
filed 2003-06-18
CIK 1048237

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


                                AMENDMENT

This amendment to Powerball's quarterly report is being filed to correct financial information previously filed. See Note 7 to the financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      2002           2001
                                                  ------------   ------------
          ASSETS                                   (Unaudited)

CURRENT ASSETS
 Cash in bank                                    $     359,078 $      552,583
 Subscription receivable                                40,000              -
                                                  ------------   ------------
   Total Current Assets                                399,078        552,583
                                                  ------------   ------------

PROPERTY AND EQUIPMENT
 Equipment                                               7,770          7,770
 Leasehold improvements                                 23,923         23,923
                                                  ------------   ------------
                                                        31,693         31,693
 Less accumulated depreciation                         (22,520)       (20,758)
                                                  ------------   ------------
                                                         9,173         10,935
                                                  ------------   ------------
OTHER ASSETS
 Assets held for resale - net of valuation
  allowance                                              4,000          4,000
 Patents and assigned technology, net of
  amortization of $7,683 and $6,337                     19,248         20,595
                                                  ------------   ------------
   Total Other Assets                                   23,248         24,595
                                                  ------------   ------------
TOTAL ASSETS                                     $     431,499  $     588,113
                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $      48,461  $      24,408
 Accrued and deferred liabilities                        1,195          2,395
                                                  ------------   ------------
   Total Current Liabilities                            49,656         26,803
                                                  ------------   ------------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,369,750, and 4,127,250 shares
  issued and outstanding respectively                    4,370          4,127
 Capital in excess of par value                      2,810,412      2,568,155
 Subscription receivable                               (75,000)      (187,500)
 Earnings (deficit) accumulated during the
  development stage                                 (2,357,939)    (1,823,472)
                                                  ------------   ------------
   Total Stockholders' Equity                          381,843        561,310
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     431,499  $     588,113
                                                  ============   ============

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        For the       For the    Cumulative
                                       6 Months      6 Months    During the
                                       June 30,      June 30,    Development
                                         2002          2001         Stage
                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                         $   (534,467) $   (284,433) $ (2,357,939)
 Adjustments to reconcile net (loss)
  to net cash provided by operating
  activities:
  Cumulative change in accounting
   principle                                   -             -        27,226
  Stock issued for services              225,000             -       505,500
  Expense stockholder loan                     -             -         6,294
  Decrease in investment in limited
   liability company                           -             -       446,548
  Depreciation and amortization            3,108         2,408        28,969
 Changes in assets and liabilities:

  Increase in subscription receivable    (40,000)            -       (40,000)
  Increase in supplies                         -             -           972
  Increase in organization costs               -             -       (28,465)
  Increase in accounts payable            24,054        14,214        26,494
  Increase in accrued expenses            (1,200)      (10,373)        1,006
                                     -----------   -----------   -----------
   Net cash (used) by operating
    activities                          (323,505)     (278,184)   (1,383,395)
                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner
  - net of cash                                -             -        17,016
 Related party loans                           -             -      (509,000)
 Investment in limited liability company       -             -      (250,000)
 Purchase of equipment and leasehold
  improvements                                 -        (7,497)      (13,067)
 Additional patent costs                       -       (13,629)       (7,416)
                                     -----------   -----------   -----------
   Net cash provided (used) by
    investing activities                       -       (21,126)     (762,467)
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                    130,000        60,000     2,556,000
 Direct costs of stock sale                    -             -       (51,060)
                                     -----------   -----------   -----------
   Net Cash Provided By Financing
    Activities                           130,000        60,000     2,504,940
                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH         (193,505)     (239,310)      359,078

CASH - BEGINNING OF PERIOD               552,583       298,069             -
                                     -----------   -----------   -----------
CASH - END OF PERIOD                $    359,078  $     58,759  $    359,078
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

From January to June 2002, warrants for 130,000 shares of common stock were exercised at $1.00 per share were exercised for a total amount received of $90,000 cash and $40,000 as a subscription that was subsequently paid (see
Note 7).

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

NOTE 7 -SUBSEQUENT EVENT

In connection with the preparation of the quarterly report of the Company on Form 10QSB for the period ending March 31, 2003 to be filed with the Securities and Exchange Commission, certain accounting irregularities were discovered. In connection with its review, the Company has accepted the resignation of William Freise, the Company's President, as an officer and as a director.

During the second quarter of fiscal 2002, Mr. Freise exercised certain warrants for the purchase of 40,000 shares of the Company's common stock. Mr. Freise received the shares but never paid the $40,000 exercise price. This matter caused the cash on the original financial statements to be overstated by $40,000. Since Mr. Freise, as of May 22, 2003, has repaid the Company the $40,000 for the common stock purchased (see the next paragraph), the amount is shown as current assets on the balance sheet at June 30, 2002. The $40,000 is shown as a common stock subscription receivable. This matter had no effect on the net loss amount, the total assets amount, or the total liabilities and stockholders' equity amounts. The change is to cash and subscription receivable amounts in current assets but the total current asset amount remained unchanged from amounts of the originally issued financial statements of the Company at June 30, 2002.

On April 30, 2003, Mr. Freise paid $20,000 into the Company's account as partial restitution of the above amounts. On May 22, 2003, the Company signed a Settlement and Release Agreement with Mr. Freise accepting the $20,000 cash repayment, plus the wire transfer to the Company's account of an additional $20,000 representing the balance owed by Mr. Freise for the shares to the Company.

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

Our cash used in operations for the six months ended June 30, 2002 was $323,505, compared to $278,184 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

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

                                     POWERBALL INTERNATIONAL, INC.


Dated: June 19, 2003                 By/S/Robert K. Ipson, Chairman and
                                     Chief Financial Officer

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

Date: June 19, 2003                              /S/Robert K. Ipson
                                                 Principal Executive Officer
                                                 Principal Financial Officer