Form 10QSB/A
period 2002-09-30
POWERBALL INTERNATIONAL INC
filed 2003-06-18
CIK 1048237

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED BALANCE SHEETS
                                                 September 30,  December 31,
                                                      2002          2001
                                                  -----------   -----------
          ASSETS                                  (Unaudited)

CURRENT ASSETS
 Cash in bank                                    $    249,386  $    552,583
 Subscription receivable                               40,000             -
                                                  -----------   -----------
   Total Current Assets                               289,386       552,583
                                                  -----------   -----------

PROPERTY AND EQUIPMENT
 Equipment                                              7,770         7,770
 Leasehold improvements                                23,923        23,923
                                                  -----------   -----------
                                                       31,693        31,693
 Less accumulated depreciation                        (23,401)      (20,758)
                                                  -----------   -----------
                                                        8,292        10,935
                                                  -----------   -----------
OTHER ASSETS
 Assets held for resale - net of
  valuation allowance                                   4,000         4,000
 Patents and assigned technology, net of
  amortization of $8,356 and $6,337                    18,575        20,595
                                                  -----------   -----------
   Total Other Assets                                  22,575        24,595
                                                  -----------   -----------
TOTAL ASSETS                                     $    320,253  $    588,113
                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $     47,091  $     24,408
 Accrued and deferred liabilities                       6,060         2,395
                                                  -----------   -----------
   Total Current Liabilities                           53,151        26,803
                                                  -----------   -----------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,369,750, and 4,127,250 shares
  issued and outstanding respectively                   4,370         4,127
 Capital in excess of par value                     2,810,412     2,568,155
 Subscription receivable                              (18,750)     (187,500)
 Earnings (deficit) accumulated during the
  development stage                                (2,528,930)   (1,823,472)
                                                  -----------   -----------
   Total Stockholders' Equity                         267,102       561,310
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    320,253  $    588,113
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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the        For the    Cumulative
                                                          9 Months       9 Months    During the
                                                          Sept. 30,      Sept. 30,   Development
                                                            2002           2001         Stage
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                             $   (705,457) $   (430,888) $ (2,528,930)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities
  Cumulative change in accounting principle                        -             -        27,226
  Stock issued for services                                  281,250             -       561,750
  Expense stockholder loan                                         -             -         6,294
  Decrease in investment in limited liability company              -             -       446,548
  Depreciation and amortization                                4,662         3,612        30,523
 Changes in assets and liabilities

  Increase in subscription receivable                        (40,000)            -       (40,000)
  Increase in supplies                                             -             -           972
  Increase in organization costs                                   -             -       (28,465)
  Increase in accounts payable                                22,683       (16,378)       25,124
  Increase in accrued expenses                                 3,665       (10,391)        5,871
                                                         -----------   -----------   -----------
   Net cash (used) by operating activities                  (433,197)     (454,045)   (1,493,087)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash                -             -        17,016
 Related party loans                                               -             -      (509,000)
 Investment in limited liability company                           -             -      (250,000)
 Purchase of equipment and leasehold improvements                  -        (7,497)      (13,067)
 Additional patent costs                                           -       (14,354)       (7,416)
                                                         -----------   -----------   -----------
   Net cash provided (used) by investing activities                -       (21,851)     (762,467)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                        130,000       260,000     2,556,000
 Direct costs of stock sale                                        -             -       (51,060)
                                                         -----------   -----------   -----------
   Net Cash Provided By Financing Activities                 130,000       260,000     2,504,940
                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                             (303,197)     (215,896)      249,386

CASH - BEGINNING OF PERIOD                                   552,583       298,069             -
                                                         -----------   -----------   -----------
CASH - END OF PERIOD                                    $    249,386  $     82,173  $    249,386
                                                         ===========   ===========   ===========

SUPPLEMENTAL INFORMATION
 Interest paid during the period                        $          -  $          -  $          -
                                                         ===========   ===========   ===========
 Income taxes paid during the period                    $        100  $        100  $        500
                                                         ===========   ===========   ===========
 Stock issued to pay royalties and expenses
  of related entity                                     $          -  $          -  $     97,000
                                                         ===========   ===========   ===========
 Stock issued to pay finders fee                        $          -  $      5,000  $    251,794
                                                         ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.     $          -  $          -  $   (370,658)
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

Our cash used in operations for the nine months ended September 30, 2002 was $433,197, compared to $454,045 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

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