Form 10QSB
period 2003-06-30
POWERBALL INTERNATIONAL INC
filed 2003-08-12
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   June 30, 2003

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,503,781
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2003

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
                                                   June 30,     December 31,
                                                    2003           2002
                                                 (unaudited)
                                                 ------------   ------------
ASSETS
CURRENT ASSETS
 Cash in bank                                   $      53,583  $      55,067
 Prepaid expenses                                           -          1,807
 Officer receivable                                         -          7,200
 Subscription receivable                                    -         40,000
 Refund receivable                                          -            289
                                                 ------------   ------------
   Total Current Assets                                53,583        104,363
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Equipment                                             11,359         11,359
 Leasehold improvements                                23,923         23,923
                                                 ------------   ------------
                                                       35,282         35,282
 Less accumulated depreciation                        (28,873)       (27,675)
                                                 ------------   ------------
                                                        6,409          7,607
                                                 ------------   ------------
OTHER ASSETS
 Assets held for resale - net of valuation
  allowance                                             4,000          4,000
 Patents and assigned technology, net of
  amortization of $10,376 and $9,030                   29,327         30,673
                                                 ------------   ------------
   Total Other Assets                                  33,327         34,673
                                                 ------------   ------------
TOTAL ASSETS                                    $      93,319  $     146,643
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $      16,962  $      10,532
 Accounts payable - stockholder                             -            370
 Accrued and deferred liabilities                       3,334          4,331
                                                 ------------   ------------
   Total Current Liabilities                           20,296         15,233
                                                 ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,503,781, and 4,393,781 shares
  issued and outstanding respectively                   4,504          4,394
 Capital in excess of par value                     3,081,758      2,872,868
 Earnings (deficit) accumulated during the
  development stage                                (3,013,239)    (2,745,852)
                                                 ------------   ------------
          Total Stockholders' Equity                   73,023        131,410
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      93,319  $     146,643
                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the       For the       For the      For the      (Deficit)
                                              3 months      3 months      6 months     6 months     Accumulated
                                               Ended         Ended         Ended        Ended       During the
                                              June 30,      June 30,      June 30,     June 30,     Development
                                                2003          2002          2003         2002         Stage
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                    $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Equity in loss from limited
  liability company                                   -             -             -             -       446,549
 General and administrative                      20,204        19,175        37,891        27,099       481,259
 Professional fees                               24,380       115,110        44,790       248,436       715,727
 Depreciation and amortization expense            1,272         1,554         2,544         3,108        34,464
 Research and development                        80,922       121,084       183,507       259,882     1,337,147
                                            -----------   -----------   -----------   -----------   -----------
                                                126,778       256,923       268,732       538,525     3,015,146
                                            -----------   -----------   -----------   -----------   -----------
OPERATING LOSS                                 (126,778)     (256,923)     (268,732)     (538,525)   (3,015,146)
                                            -----------   -----------   -----------   -----------   -----------
OTHER INCOME AND EXPENSE
 Interest and other income                          217         2,053         1,467         4,058        20,249
 Asset writedown                                      -             -             -             -        (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                          -             -             -             -        13,003
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES              (126,561)     (254,870)     (267,265)     (534,467)   (2,985,391)
 Minimum State franchise tax                        122             -           122             -           622
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    (126,683)     (254,870)     (267,387)     (534,467)   (2,986,013)

Cumulative effect of accounting change for
organization costs                                    -             -             -             -       (27,226)
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                          $   (126,683) $   (254,870) $   (267,387) $   (534,467) $ (3,013,239)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                          $      (0.03) $      (0.06) $      (0.06) $      (0.13) $      (1.27)
                                            ===========   ===========   ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE     $      (0.00) $      (0.00) $      (0.00) $      (0.00) $      (0.01)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                  $      (0.03) $      (0.06) $      (0.06) $      (0.13) $      (1.28)
                                            ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      4,503,781     4,280,299     4,449,693     4,205,924     2,353,009
                                            ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the       For the     Cumulative
                                                           6 Months      6 Months    During the
                                                           June 30,      June 30,    Development
                                                             2003          2002         Stage
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                             $   (267,387) $   (534,467) $ (3,013,239)
 Adjustments to reconcile net (loss) to net cash provided
  by operating activities
  Cumulative change in accounting principle                        -             -        27,226
  Stock issued for services                                        -       225,000       642,980
  Expense stockholder loan                                         -             -         6,294
  Decrease in investment in limited liability company              -             -       446,548
  Depreciation and amortization                                2,544         3,108        37,965
 Changes in assets and liabilities
  Decrease in prepaid expense                                  1,807             -             -
  Decrease in officer receivable                               7,200             -             -
  Decrease (increase) in subscription receivable              40,000       (40,000)            -
  Decrease in refund receivable                                  289             -             -
  Increase in supplies                                             -             -           972
  Increase in organization costs                                   -             -       (28,465)
  Increase (Decrease) in accounts payable                      6,430        24,054        (4,956)
  Decrease in accounts payable - stockholder                    (370)            -             -
  Increase in accrued expenses                                  (997)       (1,200)        3,145
                                                         -----------   -----------   -----------
   Net cash (used) by operating activities                  (210,484)     (323,505)   (1,881,530)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash                -             -        17,016
 Related party loans                                               -             -      (509,000)
 Investment in limited liability company                           -             -      (250,000)
 Purchase of equipment and leasehold improvements                  -             -       (16,656)
 Additional patent costs                                           -             -       (20,187)
                                                         -----------   -----------   -----------
   Net cash provided (used) by investing activities                -             -      (778,827)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                        209,000       130,000     2,765,000
 Subscription receivable                                           -             -             -
 Direct costs of stock sale                                        -             -       (51,060)
                                                         -----------   -----------   -----------
   Net Cash Provided By Financing Activities                 209,000       130,000     2,713,940
                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                               (1,484)     (193,505)       53,583

CASH - BEGINNING OF PERIOD                                    55,067       552,583             -
                                                         -----------   -----------   -----------
CASH - END OF PERIOD                                    $     53,583  $    359,078  $     53,583
                                                         ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                        $          -  $          -  $          -
                                                         ===========   ===========   ===========
 Income taxes paid during the period                    $        122  $          -  $        622
                                                         ===========   ===========   ===========
 Stock issued to pay royalties and expenses of
  related entity                                        $          -  $          -  $     97,000
                                                         ===========   ===========   ===========
 Stock issued to pay finders fee and services rendered  $          -  $          -  $    674,274
                                                         ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.     $          -  $          -  $   (370,658)
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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at June 30, 2003 and December 31, 2002, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash equivalents. The Company had no noncash financing activities for the six months ended June 30, 2003 and the year ended December 31, 2002.

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for June 30, 2003 and December 31, 2002. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

NOTE 7 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $3,013,239.

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

NOTE 8 - OTHER EVENT

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

General
-------
We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of elemental sodium. Operational procedures have been developed that produce consistent and repeatable sodium production yields. The chemical and mechanical engineering teams that were contracted to scale up the methodologies in the pilot plant have completed a detailed process engineering report, initial layout drawings, and construction cost estimates of a proposed commercial plant.

Powerball's management believes that the Powerball hydrogen generation systems can play a role in the development of a new hydrogen infrastructure. We are seeking funding for a development project aimed at demonstrating a hydrogen refueling station for fuel cell vehicles and are also engaged in discussions with a fuel cell manufacturer regarding a project aimed at powering cellular telephone repeater tower electronics in Africa.

Results of Operations
---------------------
Three and Six Months Ended June 30, 2003 compared with 2002
-----------------------------------------------------------
Revenues. We expect that our initial revenues may be derived from the licensing of our technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three and six months ended June 30, 2003, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and six months ended June 30, 2003, we had total operating expenses of $126,778 and $268,732, respectively, compared to $256,923 and $538,525, respectively for the three and six months ended June 30, 2002. The decrease in operating expenses in 2003 compared to 2002 is attributable to decreases in professional fees and research and development expenses, offset by small increases in general and administrative expenses. The decrease in professional fees is due primarily to the fact that in the three and six months ended June 30, 2002, compensation was paid to two officers in the form of credit towards the exercise of outstanding options and warrants. In that same period, we were recording an expense for the amortized payment of fees to a third party investor research firm. There were no similar expenses in the three and six months ended June 30, 2003. The decrease is research and development expenses is due to the successful completion of sodium production pilot plant and consequent reduction of related expenses in 2003. The increase in general and administrative expenses in 2003 is due to increases in liability and health insurance premiums and listing service fees.

In the next twelve months, we expect that operating costs may increase due to the filing of additional patents, increased engineering costs focused on commercialization of our technology, and the issuance of some form of compensation to officers for services.

Other Income. Other income for the three and six months ended June 30, 2003 consisted of $217 and 1,467 of interest and other income, respectively, compared to $2,053 and $4,058 for the same periods the prior year.

We experienced net losses of $126,683 and $267,387, respectively, for the three and six months ended June 30, 2003 compared to net losses of $254,870 and $534,467 for the prior year periods. Our net loss since inception has been $3,013,239. The net losses per share for the three and six months ended June 30, 2003 were $0.03 and $0.06, based on the weighted average number of shares outstanding of 4,506,781 and 4,449,693, respectively, compared to net losses per share for the three and six months ended June 30, 2002 of $0.06 and $0.13, based on the weighted average number of shares outstanding of 4,280,299 and 4,205,924, respectively. The net loss per share since inception has been $1.28, based on the weighted average number of shares outstanding of 2,353,009 shares.

Liquidity and Capital Resources
-------------------------------
At June 30, 2003, we had current assets of $53,583 and current liabilities of $20,296 for working capital of $33,287. At June 30, 2003, we had property and equipment of $6,409, net of depreciation, other assets held for resale net of valuation allowance, of $4,000, and patents and license agreements net of amortization, of $29,327.

Our cash used in operations for the six months ended June 30, 2003 was $210,484, compared to $323,505 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the six months ended June 30, 2003 or 2002.

Cash flows from financing activities during the six months ended June 30, 2003 totaled $209,000, from the issuance of common stock.

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

We expect that during the next year our primary expenditures will be for further research and development aimed at commercialization of our hydrogen generation equipment and powerball production, as well as expenses and professional and related fees associated with our ongoing reporting obligations. We anticipate raising additional capital in the third quarter of 2003 through a private placement of our securities and/or through a licensing of our technology to an industrial partner. However, at this filing date we do not have any agreements for funding through such a private placement or any immediate prospects for a licensing agreement.

                   ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on August 6, 2003.

(b) Changes in internal controls. We have made several changes to our controls and procedures due to our discovery of certain accounting irregularities discovered during the preparation of our quarterly report for the period ended March 31, 2003. See our Current Report on Form 8-K filed with the SEC on May 22, 3003.

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

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
EXHIBIT 31 - CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)     Reports on Form 8-K.
        --------------------
On May 22, 2003, we filed a Current Report on Form 8-K in connection with accounting irregularities discovered in connection with our preparation of our quarterly report for the period ended March 31, 2003.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.


Dated: August 12, 2003               By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer