Form 10QSB
period 2003-09-30
POWERBALL INTERNATIONAL INC
filed 2003-11-12
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2003

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,853,781
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2003

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

PAGE> 3

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
                                                 September 30,  December 31,
                                                    2003            2002
                                                 (unaudited)
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
 Cash in bank                                   $      81,662  $      55,067
 Prepaid expenses                                           -          1,807
 Officer receivable                                         -          7,200
 Subscription receivable                                    -         40,000
 Refund receivable                                          -            289
                                                 ------------   ------------
   Total Current Assets                                81,662        104,363
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Equipment                                             11,359         11,359
 Leasehold improvements                                23,923         23,923
                                                 ------------   ------------
                                                       35,282         35,282
 Less accumulated depreciation                        (29,471)       (27,675)
                                                 ------------   ------------
                                                        5,811          7,607
                                                 ------------   ------------
OTHER ASSETS
 Assets held for resale - net of
  valuation allowance                                   4,000          4,000
 Patents and assigned technology, net of
  amortization of $11,049 and $9,030                   28,653         30,673
                                                 ------------   ------------
   Total Other Assets                                  32,653         34,673
                                                 ------------   ------------
TOTAL ASSETS                                    $     120,126  $     146,643
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                               $      14,034  $      10,532
 Accounts payable - stockholder                             -            370
 Accrued and deferred liabilities                       3,071          4,331
                                                 ------------   ------------
   Total Current Liabilities                           17,105         15,233
                                                 ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,853,781, and 4,393,781 shares
  issued and outstanding respectively                   4,854          4,394
 Capital in excess of par value                     3,250,408      2,872,868
 Earnings (deficit) accumulated during
  the development stage                            (3,152,241)    (2,745,852)
                                                 ------------   ------------
   Total Stockholders' Equity                         103,021        131,410
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     120,126  $     146,643
                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the       For the       For the       For the     (Deficit)
                                             3 months      3 months      9 months      9 months     Accumulated
                                               Ended         Ended         Ended         Ended      During the
                                              Sept 30,      Sept 30,      Sept 30,      Sept 30,    Development
                                                2003          2002          2003          2002         Stage
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                    $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Equity in loss from limited
  liability company                                   -             -             -             -       446,549
 General and administrative                       6,519        13,805        44,410        40,904       487,778
 Professional fees                               76,497        69,956       121,287       318,392       792,224
 Depreciation and amortization expense            1,272         1,554         3,816         4,662        35,736
 Research and development                        54,815        87,092       237,322       346,974     1,390,962
                                            -----------   -----------   -----------   -----------   -----------
                                                139,103       172,407       406,835       710,932     3,153,249
                                            -----------   -----------   -----------   -----------   -----------
OPERATING LOSS                                 (139,103)     (172,407)     (406,835)     (710,932)   (3,153,249)

OTHER INCOME AND EXPENSE
 Interest and other income                          101         1,517           568         5,575        19,350
 Asset writedown                                      -             -             -             -        (3,497)
 Limited sales of tanks, net of direct
          production costs of $1,046                  -             -             -             -        13,003
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES              (139,002)     (170,890)     (406,267)     (705,357)   (3,124,393)
 Minimum State franchise tax                          -           100           122           100           622
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    (139,002)     (170,990)     (406,389)     (705,457)   (3,125,015)

Cumulative effect of accounting change for
organization costs                                    -             -             -             -       (27,226)
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                          $   (139,002) $   (170,990) $   (406,389) $   (705,457) $ (3,152,241)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                          $      (0.03) $      (0.04) $      (0.09) $      (0.17) $      (1.28)
                                            ===========   ===========   ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE     $      (0.00) $      (0.00) $      (0.00) $      (0.00) $      (0.01)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                  $      (0.03) $      (0.04) $      (0.09) $      (0.17) $      (1.29)
                                            ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      4,624,977     4,369,750     4,508,763     4,261,133     2,443,656
                                            ===========   ===========   ===========   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the       For the    Cumulative
                                                          9 Months      9 Months    During the
                                                          Sept 30,      Sept 30,    Development
                                                            2003          2002         Stage
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                              $  (406,389) $   (705,457) $ (3,152,241)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
 Cumulative change in accounting principle                        -             -        27,226
 Stock issued for services                                   69,000       281,250       711,980
 Expense stockholder loan                                         -             -         6,294
 Decrease in investment in limited liability company              -             -       446,548
 Depreciation and amortization                                3,816         4,662        39,237
Changes in assets and liabilities
 Decrease in prepaid expense                                  1,807             -             -
 Decrease in officer receivable                               7,200             -             -
 Decrease (increase) in subscription receivable              40,000       (40,000)            -
 Decrease in refund receivable                                  289             -             -
 Increase in supplies                                             -             -           972
 Increase in organization costs                                   -             -       (28,465)
 Increase (Decrease) in accounts payable                      3,502        22,683        (7,884)
 Decrease in accounts payable - stockholder                    (370)            -             -
 Increase in accrued expenses                                (1,260)        3,665         2,882
                                                        -----------   -----------   -----------
   Net cash (used) by operating activities                 (282,405)     (433,197)   (1,953,451)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash               -             -        17,016
 Related party loans                                              -             -      (509,000)
 Investment in limited liability company                          -             -      (250,000)
 Purchase of equipment and leasehold improvements                 -             -       (16,656)
 Additional patent costs                                          -             -       (20,187)
                                                        -----------   -----------   -----------
   Net cash provided (used) by investing activities               -             -      (778,827)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                       309,000       130,000     2,865,000
 Subscription receivable                                          -             -             -
 Direct costs of stock sale                                       -             -       (51,060)
                                                        -----------   -----------   -----------
   Net Cash Provided By Financing Activities                309,000       130,000     2,813,940
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                              26,595      (303,197)       81,662
CASH - BEGINNING OF PERIOD                                   55,067       552,583             -
                                                        -----------   -----------   -----------
CASH - END OF PERIOD                                   $     81,662  $    249,386  $     81,662
                                                        ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                       $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Income taxes paid during the period                   $        122  $        100  $        622
                                                        ===========   ===========   ===========
 Stock issued to pay royalties and expenses of
  related entity                                       $          -  $          -  $     97,000
                                                        ===========   ===========   ===========
 Stock issued to pay finders fee and services rendered $     69,000  $          -  $    743,274
                                                        ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.    $          -  $          -  $   (370,658)
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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at September 30, 2003 and December 31, 2002, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for September 30, 2003 and December 31, 2002. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

During February, October and November of 2001, 110,000 warrants were exercised at a $1.00 per share for a total amount of $110,000. Of this amount, $10,000 was received in the year 2000 and was treated as a deferred liability for that year. Consideration for 20,000 of the above warrants exercised was provided by services rendered to the Company by an officer and stockholder.

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

During August 2003, an officer and director of the Company was issued 100,000 shares of common stock valued at $46,000. Also, during August 2003, another officer and director of the Company was issued 50,000 shares of common stock valued at $23,000. The 150,000 shares were issued for services rendered to the Company. The shares were issued at a fair value of $0.46 per share for a total compensation of $69,000.

During September 2003, the Company completed a private placement of its common stock. Under the September private placement, it sold 200,000 shares of common stock at $0.50 per share for $100,000.

NOTE 6 -  INCOME TAXES

Due to losses at December 31, 2002, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $2,479 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2002, the Company has a net operating loss carryforward of approximately $2,738,561 will expire between the years 2012 and 2022. A Valuation allowance of $933,590 has been established for those tax credits which are not expected to be realized, therefore no deferred tax asset has been provided as of December 31, 2002.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 -  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $3,152,241.

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

Powerball's management believes that the Powerball hydrogen generation systems can play a role in the development of a new hydrogen infrastructure. We are seeking funding for a development project aimed at demonstrating a hydrogen refueling station for fuel cell vehicles and are also engaged in discussions with a fuel cell manufacturer regarding a project aimed at powering cellular telephone repeater tower electronics in Africa. However, both these project are taking time to develop. Therefore, in the third quarter ending September 30, 2003, management determined to reduce research and operating activities to a minimum in order to preserve assets and maintain the company until a project develops and funding is available.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2003 compared with 2002
-----------------------------------------------------------------
Revenues. We expect that our initial revenues may be derived from the licensing of our technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three and nine months ended September 30, 2003, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and nine months ended September 30, 2003, we had total operating expenses of $139,103 and $406,835, respectively, compared to $172,407 and $710,932, respectively for the three and nine months ended September 30, 2002. The decrease in operating expenses in the three month period in 2003 compared to 2002 is attributable to decreases in general and administrative expenses and research and development expenses, offset by small increases in professional fees. This decrease is due to management's decision to reduce operation to a minimum to preserve assets. The decrease in operating expenses in the nine month period in 2003 compared to 2002 is primarily due to decreases in professional fees and research and development expenses, offset by small increases in general and administrative expenses.

The decrease in professional fees is due primarily to the fact that in the nine months ended September, 2002, we were recording an expense for the amortized payment of fees to a third party investor research firm. There was no similar expense in the nine months ended September 30, 2003. The decrease in research and development expenses is due to the successful completion of sodium production pilot plant and consequent reduction of related expenses in 2003.

In the next twelve months, we intend to keep operating costs to a minimum unless a project and/or funding is available. If such funding develops, operating expenses may increase due ramping up of operations, the filing of additional patents, and increased engineering costs focused on commercialization of our technology.

Other Income. Other income for the three and nine months ended September 30, 2003 consisted of $101 and $568 of interest and other income, respectively, compared to $1,517 and $5,575 for the same periods the prior year.

We experienced net losses of $139,002 and $406,389, respectively, for the three and nine months ended September 30, 2003 compared to net losses of $170,990 and $705,457 for the prior year periods. Our net loss since inception has been $3,152,241. The net losses per share for the three and nine months ended September 30, 2003 were $0.03 and $0.09, based on the weighted average number of shares outstanding of 4,624,977 and 4,508,763, respectively, compared to net losses per share for the three and nine months ended September 30, 2002 of $0.04 and $0.17, based on the weighted average number of shares outstanding of 4,369,750 and 4,261,133, respectively. The net loss per share since inception has been $1.29, based on the weighted average number of shares outstanding of 2,443,656 shares.

Liquidity and Capital Resources
-------------------------------
At September 30, 2003, we had current assets of $81,662 and current liabilities of $17,105 for working capital of $64,557. At September 30, 2003, we had property and equipment of $5,811, net of depreciation, other assets held for resale net of valuation allowance, of $4,000, and patents and license agreements net of amortization, of $28,653.

Our cash used in operations for the nine months ended September 30, 2003 was $282,405, compared to $433,197 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the nine months ended September 30, 2003 or 2002.

Cash flows from financing activities during the nine months ended September 30, 2003 totaled $309,000, from the issuance of common stock.

Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded our operations, including continued research and development activities.

We anticipate that within the next year additional funds may be needed to allow us to enter into other markets for hydrogen technology. There can be no assurance that any additional required funding will be available to us. Because no definitive agreements to utilize our technology have been reached, management is considering all options for developing revenues, including joint ventures, licensing arrangements and business combinations, although no potential business partners have been identified to date.

We expect that during the next year our primary expenditures will be for maintaining existing operations and for exploring projects and possibilities for the commercialization of our hydrogen generation equipment and powerball production, as well as expenses and professional and related fees associated with our ongoing reporting obligations. We hope to raise additional capital in the fourth quarter of 2003 through a private placement of our securities and/or through a licensing of our technology to an industrial partner. However, at this filing date we do not have any agreements for funding through such a private placement or any immediate prospects for a licensing agreement.

                   ITEM 3. CONTROLS AND PROCEDURES

(a) The Company's management, with the participation of the Company's principal executive and financial officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

During August 2003, we issued 100,000 shares of common stock valued at $46,000 to our president, Robert K. Ipson. Also, during August 2003, we issued 50,000 shares of common stock valued at $23,000 to our secretary/treasurer, Phillip McStotts. The 150,000 shares were issued for services rendered to the Company. The shares were issued at a fair market value of $0.46 per share for a total compensation of $69,000.

During September 2003, we completed a private placement of our common stock to an existing shareholder. Under the private placement, we sold 200,000 shares of common stock at $0.50 per share for proceeds of $100,000.


                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

On September 22, 2003, our auditor David T. Thomson, P.C., resigned. On October 24, 2003, the Company engaged Chisholm & Associates to act as its independent certified public accountant. See EXHIBITS AND REPORTS ON FORM 8-K below.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
EXHIBIT 31 - CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.

EXHIBIT 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)     Reports on Form 8-K.
        --------------------
On September 26, 2003, we filed a Current Report on Form 8-K in connection with the resignation of our auditor David T. Thomson, P.C.

On October 24, 2003, we filed a Current Report on Form 8-K in connection with the engagement of Chisholm & Associates to act as our independent certified public accountant.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.


Dated: November 11, 2003             By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer