Form 10KSB
period 2003-12-31
POWERBALL INTERNATIONAL INC
filed 2004-04-06
CIK 1048237

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2003
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

Based on the average bid and asked prices of the common stock at March 24, 2004, of $0.47 per share, the market value of shares held by nonaffiliates would be $1,403,101.

As of March 24, 2004, we had 4,853,781 shares of common stock issued and outstanding.

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

Potential Customers
-------------------
We plan to direct our sodium marketing efforts to chemical companies and metal refineries and processors. Initial discussions with potential customers have been taking place but have not yielded any agreements to date due to existing manufacturing capacity for sodium in excess of current demand.

The Hydrogen on Demand Technology is not expected to be competitive as an alternative to hydrogen produced from on-site reformation or as a by-product from chemical plants. Our business plan is to attempt to demonstrate that our Technology is a viable commercial alternative for either the bulk shipment of liquid hydrogen or the bulk shipment of compressed hydrogen gas.

Our long-term business plan is to manufacture and market hydrogen generation products (i.e., Tanks, powerballs and Plants). However, to date, we have not successfully identified any purchasers for these products or potential development partners.

As of this date no specific marketing plan for users has been developed. We anticipate developing a long-term marketing plan when there has been sufficient acceptance of the Technology and the economics of the Technology, in the marketplace.

Competition for Sodium Market
-----------------------------
We will face significant competition from DuPont, which currently dominates the domestic sodium market. There is also foreign sodium production in France, China and other countries. If demand for sodium does increase, we anticipate eventually achieving a lower product cost due mainly to lower energy and labor costs in the manufacturing process.

Competition for Hydrogen Generation Market
------------------------------------------
We intend to engage in the business of providing hydrogen generation products to end users and OEM's. Initially, we expect to compete with other companies supplying hydrogen to industrial and commercial users, such as Air Products, Praxair, and Air Liquide. Generally, such competitors supply their customers with compressed hydrogen gas or liquid hydrogen. We will also compete with any other companies that may offer technologies and products for hydrogen on demand production.

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

Nationally, there is significant research and development being conducted in the area of hydrogen fuel generation. We believe that most of our current competitors and future competitors will most likely have significantly greater assets, resources, experience, research and development talent and managerial capabilities than we do. Although our management believes that the Technology has competitive advantages over other technologies, there can be no assurance that we will be able to fund the further development and marketing of Technology and related products, that the Technology will be accepted in the market place or that the Technology will be commercially successful.

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

Research and Development
------------------------
During fiscal 2003, research and development expenses were $263,130. Our management anticipates that no further research and development will take place in fiscal 2004 unless funds are available.

Personnel
---------
At the date of this filing, we have 1 full time employee. All employees are at-will and all of the employment arrangements are oral. We may elect to put written employment agreements in place for certain employees in the future.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Facilities
----------
Our executive office and our technical operations are established in a 5,000 sq. foot facility located at 2095 West 2200 South, Salt Lake City, Utah. The facility was subject to two short-term leases at a monthly rate of $2,274, which expired February 28, 2003. We are now on a month-to-month arrangement. Rent expense was $25,556 and $29,176 for the years ended December 31, 2003 and 2002, respectively. We expect to be able to continue to occupy the premises on a month-to-month basis. These facilities will be leased until such time as additional facilities may be required.

                            ITEM 3. LEGAL PROCEEDINGS

None.
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

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

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2003                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/03                    $ 0.79                $ 0.39
Quarter ended 9/30/03                     $ 0.90                $ 0.42
Quarter ended 6/30/03                     $ 1.05                $ 0.65
Quarter ended 3/31/03                     $ 2.58                $ 0.80

Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/02                    $ 2.75                $ 2.00
Quarter ended 9/30/02                     $ 3.10                $ 2.00
Quarter ended 6/30/02                     $ 3.45                $ 1.95
Quarter ended 3/31/02                     $ 3.95                $ 1.80


Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                    $ 4.95                $ 1.50
Quarter ended 9/30/01                     $ 4.09                $ 1.70
Quarter ended 6/30/01                     $ 5.75                $ 3.40
Quarter ended 3/31/01                     $ 7.00                $ 5.13


We had approximately 100 shareholders of record as of March 24, 2004.

We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

We did not issue any shares in the quarter ended December 31, 2003.

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

We have completed the construction of our pilot sodium plant in Salt Lake City, Utah. The pilot plant has successfully produced small quantities of metallic sodium. Plans for demonstration projects for our Hydrogen On Demand generators are on hold pending funding. We are engaged in discussions with a fuel cell manufacturer regarding a possible joint venture arrangement but such discussions having been in process for some time with no results to date due to funding problems and no agreements have been reached. We are considering looking for alternative business combinations with entities who may not be involved in related industries but have not identified any prospects to date.

Results of Operations
---------------------
Year ended December 31, 2003 compared to year ended December 31, 2002
---------------------------------------------------------------------
Revenues. We expect that our initial revenues will be generated primarily by the production of sodium. Additional revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the years ended December 31, 2003 and 2002, respectively, and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. Our operating expenses decreased to $438,239 in 2003 from $928,489 2002. The decrease in operating expenses in 2003 is attributable to significant decreases in general and administrative expenses and professional fees, and a substantial decrease in research and development expenses due to the completion of our planned research and development activities. Total operating expenses from inception through December 31, 2003 have been $3,184,654. Effective in September 2003, we have reduced operating expenses to a minimum in order to preserve assets and maintain the company until a project develops and funding is available. We anticipate that we may be required to further reduce operating expenses over the remainder of fiscal 2004 unless additional funding is obtained.

We experienced a net loss of $437,644 in 2003, with a loss per share of $0.10, compared to a 2002 net loss of $922,380, with a loss per share of $0.21. The net loss since inception has been $3,183,497, with a $1.25 loss per share.

PAGE> 10

Liquidity and Capital Resources
-------------------------------
Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded the our operations, including continued research and development activities.

In August 2003, we issued 100,000 shares of common stock valued at $46,000 to our president, Robert K. Ipson, and 50,000 shares of common stock valued at $23,000 to our secretary/treasurer, Phillip McStotts.

At December 31, 2003, we had current assets of $43,559, and current liabilities of $15,599, for working capital of $27,960. At December 31, 2003, we had property and equipment, net of depreciation, of $5,210, and other assets of $38,595, consisting of patents and assigned technology, net of amortization, of $12,608.

Our cash used in operations for the year ended December 31, 2003 was $309,008 compared to $611,156 for the same period ended December 31, 2002. We have continued to issue stock for services to certain officers. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

Our investing activities for the year ended December 31, 2003 consisted of $11,500 for additional patent costs. Our cash used in investing activities during the year ended December 31, 2002, was $16,360, for the purchase of equipment and leasehold improvements and additional patent costs.

Cash flows from financing activities during the year ended December 31, 2003 totaled $309,000, all from the sale of common stock.

Because no definitive agreements to utilize our technology have been reached, management is considering all options for developing revenues, including joint ventures, licensing arrangements and business combinations, although no potential business partners have been identified to date.

We expect that during the next year our primary expenditures will be for maintaining existing operations and for exploring projects and possibilities for the commercialization of our hydrogen generation equipment and powerball production, as well as expenses and professional and related fees associated with our ongoing reporting obligations. We hope to raise additional capital in fiscal 2004 through a private placement of our securities and/or through a licensing of our technology to an industrial partner. However, at this filing date we do not have any agreements for funding through such a private placement or any immediate prospects for a licensing agreement.

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

                   ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.


                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                  Dates Served
  ----                  ---   --------                  ------------
  Robert K. Ipson       64    C.E.O., director          July 1997 to date
  Matthew Fisher        28    Vice-president, director  December 2001 to date
  Phillip L. McStotts   46    Secretary/Treasurer,      July 1997 to date
                                director

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

Phillip L. McStotts is a founder of ZEVEX International, Inc. (a publicly traded company) and has served as ZEVEX' CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of ZEVEX' wholly owned subsidiary, as CFO, Secretary and Treasurer of ZEVEX Inc. Mr. McStotts was a practicing CPA running his own professional corporation, Phillip L. McStotts, CPA P.C., from 1986 to 1992. Prior to starting his own firm, Mr. McStotts was employed from 1985 to 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. Other than those items listed below, we believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the fiscal year ended December 31, 2003 have been timely filed.

Robert Ipson filed a late Form 4 on March 25, 2004 reporting his acquisition of 100,000 shares from the Company in August 2003 for services valued at $46,000.

Phillip McStotts filed a late Form 4 on March 25, 2004 reporting his acquisition of 50,000 shares from the Company in August 2003 for services valued at $23,000.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2003, the end of our last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Robert K. Ipson     2003  $ -0-     -0-      46,000(1)    -0-      -0-      -0-       -0-
C.E.O.              2002  $ -0-     -0-     100,000(2)    -0-      -0-      -0-       -0-
                    2001  $ -0-     -0-     150,000(3)    -0-      -0-      -0-       -0-

(1)In 2003, Mr. Ipson was issued 100,000 shares of our common stock valued at $46,000.
(2)In 2002, Mr. Ipson was credited with the exercise price of $50,000 towards the exercise of outstanding warrants for the purchase of 50,000 shares of our common stock, and $50,000 towards the exercise price of options for the purchase of 50,000 shares of our common stock, all at $1.00 per share.
(3)In 2001, Mr. Ipson was issued 100,000 shares of our common stock valued at $150,000.

Bonuses and Deferred Compensation
---------------------------------
None.

Employment Agreements
---------------------
Matthew Fisher has been receiving salary at a rate of $65,000 per year. The employment arrangement with Mr. Fisher is oral.

Compensation Pursuant to Plans
------------------------------
None.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Disclosure Regarding the Company's Equity Compensation Plans
------------------------------------------------------------
The Company has a 2000 Stock Option and Award Plan (the "2000 Plan") authorized by the board and approved by shareholders in May 2000. Options for the purchase of a total of 150,000 shares of common stock were authorized under the 2000 Plan. The 2000 Plan has been filed with the SEC as an exhibit to the Company's Definitive Information Statement dated April 25, 2000. The board has granted stock options to certain employees under the 2000 Plan. The Company has a 2003 Stock Option and Award Plan (the "2003 Plan") authorized by the board and not submitted to shareholders. Options for the purchase of a total of 350,000 shares were authorized under the 2003 Plan. The 2003 Plan has been filed with the SEC as an exhibit to the Company's Registration Statement on Form S-8 dated April 21, 2003. The board has granted stock options to a consultant under the 2003 Plan. The following table summarizes information about equity awards that are outstanding as of December 31, 2003.

                         Number of Shares of                       Number of Shares of
                         Common stock to be       Weighted Avg        Common Stock
                         issued upon exercise    Exercise Price    Available for Future
                           Of Outstanding        Of Outstanding     Issuance (excluding
Plan Category                 Options*              Options         shares reflected in *)
-------------            --------------------    --------------    ----------------------
Equity compensation
Plans approved by
Security holders                 25,000               $2.10                125,000

Equity compensation
plans not approved by
security holders                 15,875               $2.00                334,125

The above stock options were granted as follows:
- Under the 2000 Plan, 10,000 qualified employee stock options were granted to Matthew Fisher in 2000, with an exercise price of $3.00 per share, vesting annually in three equal installments over a 3 year period beginning January 1, 2003, exercisable until January 1, 2006.
- Under the 2000 Plan, 15,000 qualified employee stock options were granted to Matthew Fisher in 2002, with an exercise price of $1.50 per share, vested immediately and exercisable until October 5, 2004.
- Under the 2003 Plan, 15,875 options were granted to an outside business consultant in 2003 in connection with strategic planning consulting services, with an exercise price of $2.00, vested immediately and exercisable until December 31, 2006.

The Company's Board of Directors has the sole authority to determine the terms of awards and other terms, conditions and restrictions of the options.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
None.

Audit Committee
---------------
The Company has not yet established an audit committee. The board of directors acts as the audit committee.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for its executive officers and employees but is in the process of examining and considering one.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth as of March 24, 2004 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 4,853,781 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes:

(a) the exercise of options and warrants by the beneficial owner (all included warrants and options are currently exercisable); and
(b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of Class    Name and Address            Number of Shares     % of Class
--------------    ----------------            ----------------     ----------
Common Stock      Robert K. Ipson                      902,600(1)      19.69
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Linda Lou Ipson                      902,600(2)      19.69
                  2433 Los Patos Drive
                  Palm Springs, CA 92264

Common Stock      Shorland Hunsaker                    335,000          6.90
                  2751 East Rubidoux Road
                  Salt Lake City, UT  84093

Common Stock      Jed Checketts                        788,000         16.23
                  616 Amador Avenue
                  Ontario, CA 91764

Common Stock      Greg Foster                          495,000(3)       9.97
                  27327 Bronco Drive
                  Canyon Country, CA 91387

Securities Ownership of Management
----------------------------------
Common Stock      Robert K. Ipson, C.E.O., director        -See above -

Common Stock      Matthew Fisher, V.P., director        42,026(4)       0.86
                  2095 West 2200 South
                  Salt Lake City, UT 84119

Common Stock      Phillip L. McStotts                  142,500          2.94
                  Secretary/Treasurer, director
                  1292 Sophia Circle
                  Murray, UT 84123

Common Stock      Officers and Directors
                  As a Group (3 persons)             1,087,126(5)      22.37
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

 (3) Mr. Foster's numbers include 385,000 shares and warrants to acquire 110,000 shares exercisable at $2.50 through February 18, 2005.

 (4) Mr. Fisher's numbers include 20,360 shares, options to acquire 15,000 shares exercisable at $1.50 per share through October 5, 2004, and options to acquire 6,666 shares exercisable at $3.00 per share through January 1, 2006.

 (5) The amount of securities held by our officers and directors as a group assumes the exercise of all of their respective options and warrants.

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

In March and April 1999, we completed a private placement of 400,000 Units consisting of one share and one warrant exercisable at $1.00 per share, at a price of $0.50 per Unit, for aggregate proceeds of $200,000. Of these Units, officers and directors purchased a total of 210,000, including 70,000 purchased by Shorland Hunsaker, 120,000 purchased by Robert Ipson and his spouse Linda, and 20,000 purchased by Phillip McStotts. Of the 100,000 exercised as of December 31, 1999, 70,000 were exercised by Shorland Hunsaker.

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

In December 1999, we completed a private placement of 120,000 Units consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.00, at a price of $1.00 per Unit, to two officers and directors, in the amounts of 100,000 Units to Shorland Hunsaker and 20,000 Units to Phillip McStotts.

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

In August 2003, we issued 100,000 shares of common stock valued at $46,000 to our president, Robert K. Ipson. Also, during August 2003, we issued 50,000 shares of common stock valued at $23,000 to our secretary/treasurer, Phillip McStotts. The 150,000 shares were issued for services rendered to the Company. The shares were issued at a fair market value of $0.46 per share for a total compensation of $69,000.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors' Report                                               21
Consolidated Balance Sheets as of December 31, 2003 and 2002               22
Consolidated Statements of Operations for the years ended December 31,
 2003 and 2002 and from inception on July 9, 1997 through December 31,
 2003                                                                      23
Consolidated Statement of Stockholders' Equity                             24
Consolidated Statements of Cash Flows for the years ended December 31,
 2003 and 2002 and from inception on July 9, 1997 through December 31,
 2003                                                                      28
Notes to Consolidated Financial Statements                                 29

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                per Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2003.

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $730 and $0, respectively. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our former accountant to the audit of our annual financial statements and review of our quarterly financial statements is $9,840 and $990, respectively.

  2) Audit-Related Fees - None.

  3) Tax Fees. None.

  4) All Other Fees. None.

  5) Not applicable.

  6) Not Applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                POWERBALL INTERNATIONAL, INC.

Date: April 2, 2004             By /S/Robert K. Ipson, C.E.O., Principal
                                      Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Date: April 2, 2004             By /S/Robert K. Ipson, Director
Date: April 2, 2004             By /S/Phillip McStotts, Director

Independent Auditors' Report

Board of Directors
Powerball International Inc. and Subsidiary
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Powerball International, Inc., and Subsidiary (Development Stage Companies) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from January 1, 1999 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powerball International, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years then ended and from January 1, 1999 to December 31, 2003 in conformity with accounting principals generally accepted in the United States of America.

As discussed in Note 10, the Company has been in the development stage since its inception on July 9, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of its future operations and that of its wholly owned subsidiary in which it has loaned or invested most of the capital it has raised. The Company at December 31, 2003 had a deficit accumulated during its development stage of $3,183,497. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



/s/Chisholm Bierwolf & Nilson
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
January 29, 2004

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
                                                  December 31,  December 31,
                                                     2003          2002
                                                  -----------   -----------
ASSETS
CURRENT ASSETS
 Cash in bank                                    $     43,559  $     55,067
 Prepaid expenses                                           -         1,807
 Officer receivable                                         -         7,200
 Subscription receivable                                    -        40,000
 Refund receivable                                          -           289
                                                  -----------   -----------
   Total Current Assets                                43,559       104,363
                                                  -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                             11,359        11,359
 Leasehold improvements                                23,923        23,923
                                                  -----------   -----------
                                                       35,282        35,282
 Less accumulated depreciation                        (30,072)      (27,675)
                                                  -----------   -----------
                                                        5,210         7,607
                                                  -----------   -----------
OTHER ASSETS
 Assets held for resale - net of
  valuation allowance                                       -         4,000
 Patents and assigned technology, net of
  amortization of $12,608 and $11,049                  38,595        30,673
                                                  -----------   -----------
   Total Other Assets                                  38,595        34,673
                                                  -----------   -----------
TOTAL ASSETS                                     $     87,364  $    146,643
                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $     13,904  $     10,532
 Accounts payable - stockholder                             -           370
 Accrued and deferred liabilities                       1,695         4,331
                                                  -----------   -----------
   Total Current Liabilities                           15,599        15,233
                                                  -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,853,781, and 4,393,781 shares
  issued and outstanding respectively                   4,854         4,394
 Capital in excess of par value                     3,250,408     2,872,868
 Earnings (deficit) accumulated during the
  development stage                                (3,183,497)   (2,745,852)
                                                  -----------   -----------
   Total Stockholders' Equity                          71,765       131,410
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     87,364  $    146,643
                                                  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the         For the    (Deficit)
                                                        Year            Year      Accumulated
                                                        Ended          Ended      During the
                                                       December       December    Development
                                                       31, 2003       31, 2002       Stage
                                                      -----------   -----------   -----------
REVENUE                                              $          -  $          -  $          -
                                                      -----------   -----------   -----------
EXPENSES
     Equity in loss from limited liability company              -             -       446,549
     General and administrative                            50,070       255,557       725,978
     Professional fees                                    115,064       237,104       786,001
     Depreciation and amortization expense                  9,975         9,606        41,895
     Research and development                             263,130       426,222     1,184,231
                                                      -----------   -----------   -----------
                                                          438,239       928,489     3,184,654
                                                      -----------   -----------   -----------
OPERATING LOSS                                           (438,239)     (928,489)   (3,184,654)

OTHER INCOME AND EXPENSE
     Interest and other income                                717         6,209        19,499
     Asset writedown                                            -             -        (3,497)
     Limited sales of tanks, net of direct
      production costs of $1,046                                -             -        13,003
                                                      -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                        (437,522)     (922,280)   (3,155,649)
     Minimum State franchise tax                              122           100           622
                                                      -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                              (437,644)     (922,380)   (3,156,271)

Cumulative effect of accounting change for
organization costs                                              -             -       (27,226)
                                                      -----------   -----------   -----------
NET INCOME (LOSS)                                    $   (437,644) $   (922,380) $ (3,183,497)
                                                      ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                    $      (0.10) $      (0.21) $      (1.24)
                                                      ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE               $      (0.00) $      (0.00) $      (0.01)
                                                      ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                            $      (0.10) $      (0.21) $      (1.25)
                                                      ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                4,595,726     4,324,297     2,537,645
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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
Balance, October 31, 1999 - subtotal       1,275,000   $      1,275  $    857,087   $         -    $    (98,901)

Shares issued to vendor for services,
 December 1999 at $3.00 per share              4,000              4        11,996             -               -

Shares issued to officers and directors
 pursuant to a private placement at
 $1.00 per share, December 1999              120,000            120       119,880             -               -

Net income (loss) for the year ended
 December 31, 1999                                 -              -             -             -        (441,243)
                                           ---------   ------------  ------------   -----------   -------------
BALANCE, December 31, 1999                 1,399,000          1,399       988,963             -        (540,144)

Issuance of common stock to acquire
 remaining 50% interest in joint venture
 at par and discounted value on April
 15, 2000                                  1,500,000          1,500      (369,158)            -               -

Shares issued to individuals pursuant
 to a private placement of common stock
 and warrants at $4.00 per Unit,
 August 2000                                 110,000            110       439,890             -               -

Direct costs of private placement                  -              -       (42,030)            -               -

Shares issued on exercise of warrants,
 February to November 2000 at $1.00
 per share                                   267,500            267       267,233             -               -

Direct costs of exercise of warrants               -              -          (880)            -               -

Net income (loss) for the year ended
 December 31, 2000                                 -              -             -             -        (435,095)
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2000                 3,276,500          3,276     1,284,018             -        (975,239)

Shares issued upon exercise of warrants
 February 2001 at $1.00 per share             10,000             10         9,990             -               -
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, February 28, 2001 - Subtotal      3,286,500   $      3,286  $  1,294,008   $         -        (975,239)
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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                     (Deficit)
                                                                                      Common        Accumulated
                                                                     Capital in        Stock         During the
                                               Common Stock          Excess of      Subscription    Development
                                          Shares           Amount    Par Value       Receivable         Stage
                                        ------------   ------------  ------------   -----------   -------------
BALANCE, December 31, 2001                 4,127,250   $      4,127  $  2,568,155   $  (187,500)  $  (1,823,472)

Shares issued upon exercise of warrants
March and April 2002 at $1.00 per share       82,500             83        82,417             -              -

Shares issued upon exercise of options
March 2002 at $1.00 per share                 50,000             50        49,950             -              -

Shares issued upon exercise of warrants
June 2002 at $1.00 per share                 110,000            110       109,890             -              -

Services rendered during the period
January through October 2002 in
satisfaction of common stock
subscription receivable                            -              -             -       187,500              -

Shares issued to consultant for
services December 2002 at $2.60
per share                                     24,031             24        62,456             -              -

Net income (loss) for the year
ended December 31, 2002                            -              -             -             -       (922,380)
                                        ------------   ------------  ------------   -----------   ------------
BALANCE, December 31, 2002                 4,393,781          4,394     2,872,868             -     (2,745,852)

Shares issued for cash March 2003
at $1.90 per share                           110,000            110       208,890             -              -

Shares issued for services August
2003 at $.46 per share                       150,000            150        68,850             -              -

Shares issued for cash September
2003 at $.50 per share                       200,000            200        99,800             -              -

Net income (loss) for the year
ended December 31, 2003                            -              -             -             -       (437,644)
                                        ------------   ------------  ------------   -----------   ------------
BALANCE, December 31, 2003                 4,853,781   $      4,854  $  3,250,408   $         -   $ (3,183,497)
                                        ============   ============  ============   ===========   ============









The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the         For the    (Deficit)
                                                          Year            Year      Accumulated
                                                          Ended          Ended      During the
                                                         December       December    Development
                                                         31, 2003       31, 2002       Stage
                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                           $   (437,644) $   (922,380) $ (3,183,496)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities
  Cumulative change in accounting principle                      -             -        27,226
  Stock issued for services                                 69,000       362,480       711,980
  Expense stockholder loan                                       -             -         6,294
  Decrease in investment in limited liability company            -             -       446,548
  Depreciation and amortization                              9,975         9,610        45,396
 Changes in assets and liabilities
  Decrease in prepaid expense                                1,807        (1,807)            -
  Decrease in officer receivable                             7,200        (7,200)            -
  Decrease (increase) in subscription receivable            40,000       (40,000)            -
  Decrease in refund receivable                                289          (289)            -
  Increase in supplies                                           -             -           972
  Increase in organization costs                                 -             -       (28,465)
  Increase (Decrease) in accounts payable                    3,372       (13,876)       (8,014)
  Decrease in accounts payable - stockholder                  (370)          370             -
  Increase in accrued expenses                              (2,637)        1,936         1,505
                                                       -----------   -----------   -----------
   Net cash (used) by operating activities                (309,008)     (611,156)   (1,980,054)
                                                       -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash              -             -        17,016
 Related party loans                                             -             -      (509,000)
 Investment in limited liability company                         -             -      (250,000)
 Purchase of equipment and leasehold improvements                -        (3,589)      (16,656)
 Additional patent costs                                   (11,500)      (12,771)      (31,687)
                                                       -----------   -----------   -----------
   Net cash provided (used) by investing activities        (11,500)      (16,360)     (790,327)
                                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                      309,000       130,000     2,865,000
 Direct costs of stock sale                                      -             -       (51,060)
                                                       -----------   -----------   -----------
   Net Cash Provided By Financing Activities               309,000       130,000     2,813,940
                                                       -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                            (11,508)     (497,516)       43,559

CASH - BEGINNING OF PERIOD                                  55,067       552,583             -
                                                       -----------   -----------   -----------
CASH - END OF PERIOD                                  $     43,559  $     55,067  $     43,559
                                                       ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                      $          -  $          -  $          -
                                                       ===========   ===========   ===========
 Income taxes paid during the period                  $        122  $        100  $      1,844
                                                       ===========   ===========   ===========
 Stock issued to pay royalties and expenses
  of related entity                                   $          -  $          -  $     97,000
                                                       ===========   ===========   ===========
 Stock issued to pay finders fee and
  services rendered                                   $     69,000  $    422,480  $    743,274
                                                       ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.   $          -  $          -  $   (370,658)
                                                       ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. At the present time, the Company and its subsidiary are in the development stage. The Company was formed for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products. During the beginning of the second quarter ended June 30, 2000, the Company acquired the remaining 50% interest in Powerball Technologies, LLC, for 1,500,000 shares of the Company's common stock which was issued to the other joint interest member. At that time, Powerball Technologies, LLC became a wholly-owned subsidiary of the Company. The Company, through its wholly-owned subsidiary and its joint venture, is involved in research and development efforts in commercializing the technology.

Consoldiation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability Company using the equity method of accounting. The acquistion has been accounted for using the purchase method of accounting, (see Note 5). The consolidated financial statements at December 31, 2003 and 2002, include the accounts of Powerball International, Inc., (Company) and its wholly-owned operating subsidiary, Powerball Technologies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Amortization of Organization Costs - The Company was amortizing its organization costs over a sixty (60) month period using the straight-line method. In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statements of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". The SOP requires costs of start-up activities and organization costs to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of accounting change of $27,226.

Intangible Assets - At the time of the acquisition, the patent technology held by the joint venture was assigned to the Company and was recorded at the historical cost as recorded on the books of the Subsidiary. This cost plus additional costs relating to the technology obtained are being amortized over ten years on a straight-line basis.

Research and Development - Research and development costs related to both future and present products are charged to operations as incurred.

Issuance of Shares for Services and Other Expenses - Valuation of shares issued for royalties, services and expenses of the Company and on behalf of its joint venture partner, prior to its acquisition, were based on the fair market value of the above items at the time of issuance.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investments instruments purchased with a maturity of three months or less to be cash equivalents

Net Income (Loss) Per Common Share - Basic earnings (loss) per common share
(EPS) is calculated by dividing net income (loss) for the period by the weighted average number of the Company's common shares outstanding and, if applicable, EPS is computed by dividing net income by diluted common equivalent shares from stock options and warrants, as calculated using the treasury stock method.

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for December 31, 2003 and 2002. Per Financial Accounting Statement No, 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The book value of the Company's financial instruments approximates fair value. The estimated fair values of financial instruments have been determined using appropriate market information.

NOTE 3 - LEASE

The Company leases its premises on a month to month basis. The monthly rent is $2,274.

Rent expense of $25,556 and $29,176 for the years ended December 31, 2003 and 2002, respectively, has been included in the statement of operations.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ROYALTY AGREEMENT

At the time of the merger, Patent technology and rights were assigned to Powerball International, Inc. In consideration for the assignment of the rights the Company agreed to pay the Assignor an amounts equal to one percent (1%) of the gross sales revenue of the Company specific to the technology that was subject to the assignment. All royalties are payable on or before the fifteenth day of each quarter following the quarter in which the gross income was earned. For the year ended December 31, 2003 and 2002 no royalties were due under this assignment.

NOTE 5 - BUSINESS COMBINATION

The Company in the second quarter ended June 30, 2000 completed its plan of merger with Powerball Technologies, Inc, ("PIC") in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock, PIC's only business activity was its joint interest investment in Powerball Technology, LLC (see Note 6). The merger caused Powerball Technology, LLC ("Tech") to become a wholly-owned subsidiary of the company. The results of operations of Tech are included in the accompanying financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical costs values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

The following summarized pro forma (unaudited) information assumes the merger had occurred on December 1, 1999.
                                                  2000          1999
                                               -----------   -----------
  Net Sales                                   $          -  $          -
  Net Income (Loss)                           $   (547,863) $   (854,858)
  Loss per share                              $       (.23) $       (.85)

NOTE 6 - INVESTMENT IN LIMITED LIABILITY COMPANY

The Company and Powerball Industries, Inc., formed a limited liability company called Powerball Technologies, LLC, (LLC) to license the Technology; to further develop the Technology; to build a sodium hydride pellet recycling plant; to manufacture tanks in which hydrogen is generated; to demonstrate the commercial viability of the Technology; and to commercialize the Technology. Powerball Industries, Inc., assigned the Technology License to the LLC for a 50% ownership interest in the LLC. The Company invested $250,000 in the LLC for a 50% ownership interest. The LLC is a development stage company.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN LIMITED LIABILITY COMPANY (continued)

The following is a summary of financial positions and results of operations of the LLC prior the LLC becoming a subsidiary:

                                                  2000          1999
                                               -----------   -----------
 Current assets                               $     32,448  $      8,720
 Property and equipment                             15,831        18,434
 Other assets                                       17,076        18,564
                                               -----------   -----------
   Total assets                               $     65,355  $     44,718

 Current liabilities                          $     98,108  $     99,704
 Long-term debt                                    607,000       472,000
 Member's equity                                  (639,753)     (526,986)
                                               -----------   -----------
   Total liabilities and equity               $     65,355  $     44,718

 Revenue                                      $          -  $          -
                                               -----------   -----------
 Net income (loss)                            $   (112,767) $   (628,522)
                                               ===========   ===========

NOTE 7 - STOCK OFFERING AND COMMON STOCK TRANSACTIONS

On December 31, 1997, the Company successfully completed a public offering of 400,000 shares of its $.001 par value common stock for $400,000 less offering costs of $40,000.

During March and April 1999, the Company completed a private placement of 400,000 units consisting of one share of restricted Common Stock at $.50 per share and one Warrant for one Share of restricted Common Stock exercisable at $1.00 per share. The Warrants expire March and April of 2002. Direct costs of the offering were $1,638. During December 1999, the Company completed a second private placement of 120,000 Units consisting of one share of restricted Common Stock at $1.00 per share and one Warrant for one Share of restricted Common Stock exercisable at $1.00 per share. All unexercised Warrants had expired at December 31, 2002. The Units were sold to Officers and Directors of the Company.

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

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OFFERING AND COMMON STOCK TRANSACTIONS (continued)

In July 2000, the Company successfully completed a private placement offering of 110,000 units at $4.00 per unit, consisting of one common shares and one common share warrant, (exercise price $6.00 and expire July 11, 2002), of its $.001 par value common stock for $440,000 less offering costs of $42,030, for a net of $397,970. All unexercised Warrants had expired at December 31, 2002.

On January 22, 2001, the Company completed a subscription agreement for a private placement of 150,000 units at $4.00 per unit, each unit consisting of one unit of common stock and one warrant to purchase one share of stock at an exercise price of $6.00, exercisable for two years from the date of issuance. The total subscription price was $600,000 and was paid by the issuance of a promissory note for the same amount. The note was to be paid in monthly installments of $50,000; $50,0000; $50,000; $100,000 $150,000 and $200,000 at
the end of each month starting February 2001.

The note was unsecured and carried no interest and was subject to prepayment. The shares under the subscription would be held in escrow until the note was satisfied. As of March 31, 2001, the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation. Of the 13,750 shares issued, 1,250 shares that were issued represented the finder's fee. The recipient of the finder's fee subsequently became an officer of the Company. Direct costs of this private placement were $5,000.

During October and November 2001, the Company completed two separate private placements of its common stock. Under the October private placement, it sold 356,000 shares of common stock at $1.00 per share for $356,000. Under the November private placement, it sold 161,000 shares of common stock at $2.50 for $402,500. Direct costs associated with these private placements were $6,512.

During February, October and November of 2001, 110,000 warrants were exercised at $1.00 per shares for a total amount of $110,000. Of this amount, $10,000 was received in the year 2000 and was treated as a deferred liability for that year. Consideration for 20,000 of the above warrants exercised was provided by services rendered to the Company by an officer and stockholder.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OFFERING AND COMMON STOCK TRANSACTIONS (continued)

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

During March, April and June of 2002, 192,500 warrants were exercised at $1.00 per share for a total amount of $192,500. Of this amount $90,000 was exercised for cash, $40,000 was a subscription that was subsequently paid, and $62,500 was exercised as compensation to certain officers and directors of the Company. During March 2002, 50,000 shares were issued upon exercise of the same number of $1.00 options as compensation to a director of the Company. During December 2002, 24,031 shares of Common stock were issued to a consultant as payment for services rendered. The shares were issued at a fair market value of $2.60 per share for a total compensation of $62,480.

The Board of Directors of the Company approved a private placement of up to 800,000 units priced at $1.90 per unit, each unit consisting of one share of restricted common stock and one warrant for the purchase of restricted common stock at $2.50 per share exercisable for two years. During March of 2003, the Company sold 110,000 units of the private placement for $209,000.

During August 2003, the Company issued an officer and director 100,000 shares of common stock valued at $46,000. Also, during August 2003, the Company issued another officer and director 50,000 shares of common stock valued at $23,000. The 150,000 shared were issued for services rendered to the Company. The shares were issued at a fair value of $0.46 per share for a total compensation of $69,000.

During September 2003, the Company completed a private placement of its common stock. Under the September private placement, it sold 200,000 shares of common stock at $0.50 per share for $100,000.

NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company's president agreed to perform services on behalf of the Company for no compensation. To provide incentive for such services, the Board of Directors agreed on August 1, 1997 to grant an option to purchase 100,000 shares of the Company's common stock at $1 per share. Of these options 50,000 have expired and 50,000 were exercised at December 31, 2002.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

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

During the years ended December 31, 2002 and 2001, the Company issued to employees options for 75,000 and 25,000 shares of common stock at $2.45 and $1.50 per share, respectively, under a Stock Option and Award Plan authorized by the Board of Directors and approved by shareholders on May 15, 2000. A maximum of 150,000 options to purchase common stock can be issued under the plan.

Issuance of the options is at the discretion of the management of the Company. The 75,000 shares vest immediately upon issuance and expire June 26, 2005.
The 25,000 shares vest immediately upon issuance and expire October 5, 2004. Under the option plan the exercise price of incentive based options is equal to the market price of the Company's stock on the date of the grant.

During 2003, the Company issued options for 15,875 shares of common stock at $2.00 per share under a Stock Option and Award Plan authorized by the Board of Directors on April 1, 2003. The options vest immediately and expire on December 31, 2006. A total of 350,000 shares of stock may be issued under the plan. The exercise price and the term of each option shall be determined by the Board of Directors; however, in no event may an option have a term in excess of six years.

As of December 31, 2003, the Company had option outstanding under the Plans as well as from other individual grants. Information regarding the Options is as follow:

                                                Number of    Option Price
                                                 Options      Per Share
                                               -----------   -----------
 Outstanding at January 1, 2002                  135,000    $1.00 - $3.00
  Granted                                         90,875    $2.00 - $2.45
  Exercised                                      (50,000)        1.00
  Forfeited                                            -            -
  Expired                                       (135,000)   $1.00 - 2.45
                                               -----------   -----------
 Outstanding at December 31, 2003                 40,875    $1.50 - $3.00

Options available for future grant at December 31, 2003 was 334,125 under the 2003 Stock Option and Award Plan and 125,000 under the 2000 Stock Option and Award Plan.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost had been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with SFAS No. 123, the Company's net earnings per share would have reduced to the pro forma amounts indicated below:

                                                 For the Years Ended
                                                      December 31,
                                                   2003          2002
                                               -----------   -----------
Net loss - as reported                        $   (437,644) $   (922,380)
Net loss - proforma                           $   (443,066) $ (1,060,880)
Loss per share - as reported                  $       (.10) $       (.21)
Loss per share - pro forma                    $       (.10) $       (.25)

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003 and 2002, respectively. Expected dividend yield $-0-; expected stock price volatility 80% and 100%, respectively; risk-free interest rate 3.25%; and expected life of options 3 years and 3.8 years, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

                             Weighted
                Number       Average     Weighted      Number     Weighted
  Range of  Outstanding at  Remaining    Average   Exercisable at  Average
  Exercise    December 31, Contractual   Exercise    December 31, Exercise
    Price         2003        Life         Price         2003       Price
 -----------  -----------  -----------  -----------  -----------  -----------
 $      1.50       15,000   0.76 years  $      1.50       15,000  $      1.50
 $      2.00       15,875   3.00 years  $      2.00       15,875  $      2.00
 $      3.00       10,000   2.01 years  $      3.00        3,333  $      3.00
 -----------  -----------  -----------  -----------  -----------  -----------
 $1.50-$3.00       40,875   1.58 years  $      2.24       34,208  $      1.88
 ===========  ===========  ===========  ===========  ===========  ===========

The weighted average fair value of options issued during 2003 was $2.00.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes changes in outstanding warrants during the years ended December 31, 2003 and 2002:

                                                                 Price
                                    Shares         Shares        Range
                                  -----------   -----------   -----------
Outstanding at December 31, 2001      548,750
 Issued                                     -
 Expired                             (277,500)                $5.00 - $6.00
 Exercised                           (192,500)                $1.00 - $1.00
                                  -----------   -----------   -----------
Outstanding at December 31, 2002       78,750
Exercisable at December 31, 2002                     78,750   $4.50 - $6.00

                                                                 Price
                                    Shares         Shares        Range
                                  -----------   -----------   -----------
Outstanding at December 31, 2002       78,750                 $4.50 - $6.00
 Issued                               110,000                     $2.50
 Expired                               13,750                     $6.00
 Exercised                                  -
                                  -----------   -----------   -----------
Outstanding at December 31, 2003      175,000
Exercisable at December 31, 2003                    175,000   $2.50 - $4.50


The above warrants expire between the dates of February 19, 2005 to December 11, 2006.

NOTE 9 - INCOME TAXES

Due to losses at December 31, 2003 and 2002, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $2,479 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2003, the Company has a net operating loss carryforward of approximately $3,183,497 which will expire between the years 2012 and 2022. A valuation allowance of $955,050 has been established for those tax credits which are not expected to be realized. The change in the valuation allowances for 2003 was $21,460.

The Subsidiary which is a Limited Liability Company is not a tax paying entity for Federal or State income tax purposes and, thus, no income tax expense has been recorded. Instead, its earnings and losses since the merger are included in the Parent Company's income tax return.

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income from operations. At the current time, the Company has a deficit accumulated during the development stage of $3,183,497.

Accordingly, the entity's ability to accomplish its business strategy and to ultimately become profitable is at this time dependent on the success of its subsidiary's future ability to generate significant revenue and to ultimately achieve profitable operations. At present most of the capital the Company has obtained has been loaned to the subsidiary or prior joint venture. There can be no assurance that the Company will be able to obtain additional funding and, if available, that the funding will be obtained on terms favorable to or affordable or in adequate amounts needed to complete its current business plan with its subsidiary. The Company's management is exploring all of its options so that if can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

NOTE 11 - AGREEMENTS AND COMMITMENTS

On October 11, 2001, the Company entered into a research services contract with a partnership called The Investor Online ("TIO"). The Company paid $35,000 upon the execution of the contract and issued to the vendor 100,000 shares of restricted common stock under a subscription agreement. The shares were valued at $190,000 at the time of the execution of the contract. The term of the contract is for one (1) year. The Company authorized the cost of the contract over 12 months and the balance of the unamortized and unearned cost of the contract was treated as a subscription receivable and for financial statement purposes was treated as a reduction of stockholders' equity. In March of 2002, the Board of Directors determined that the vendor's performance under the contract was deficient and resolved to seek the return of the shares issued in connection with the contract. The Company has now retained legal counsel to pursue a civil action against TIO. Legal counsel filed a complaint on behalf of the Company in the United States District Court for the District of Utah on September 30, 2002.

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

POWERBALL INTERNATIONAL, INC., AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12- OTHER EVENTS

In connection with the preparation of the quarterly report of the Company on Form 10-QSB for the period ending March 31, 2003 to be filed with the Securities and Exchange Commission, certain accounting irregularities were discovered. In connection with its review, the Company has accepted the resignation of William Freise, the Company's President, as an officer and as a director.

During the second quarter of fiscal 2002, Mr. Freise exercised certain warrants for the purchase of 40,000 shares of the Company's common stock. Mr. Freise received the shares but never paid the $40,000 exercise price. Subsequently, in the fourth quarter of fiscal 2002, Mr. Freise used $7,200 of the Company's funds for personal expenses without authorization for the Company. This matter caused the cash on the original financial statements to be overstated by $47,200. Since Mr. Freise, as of May 22, 2003, has repaid the company the $40,000 for the common stock purchased and the $7,200 for personal expenses (see the following paragraph), the amounts are shown as current assets on the balance sheet at December 31, 2002. The $40,000 is shown as a common stock subscription receivable and the $7,200 is shown as an officer receivable. This matter had no effect on the net loss amount, the total assets amount, or the total liabilities and stockholders' equity amounts. The change is to cash, officer receivable, and subscription receivable amounts in current assets but the total current assets amount remained unchanged from amounts of the originally issued financial statements of the Company at December 31, 2002.

On April 30, 2003, Mr. Freise paid $20,000 into the Company's account as partial restitution of the above amounts. On May 22, 2003, the Company signed a Settlement and Release Agreement with Mr. Freise accepting the $20,000 cash repayment, plus the wire transfer to the Company's account of an additional $27,200 representing the balance owed by Mr. Freise to the Company.