Form 10QSB
period 2004-03-31
POWERBALL INTERNATIONAL INC
filed 2004-05-11
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2004

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          4,853,781
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2004

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       2004          2003
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash in bank                                     $      6,047  $     43,559
                                                   -----------   -----------
          Total Current Assets                           6,047        43,559
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                              11,359        11,359
 Leasehold improvements                                 23,923        23,923
                                                   -----------   -----------
                                                        35,282        35,282
 Less accumulated depreciation                         (30,557)      (30,072)
                                                   -----------   -----------
                                                         4,725         5,210
                                                   -----------   -----------
OTHER ASSETS
 Patents and assigned technology, net of
  amortization of $13,281 and $12,608                   37,922        38,595
                                                   -----------   -----------
          Total Other Assets                            37,922        38,595
                                                   -----------   -----------
TOTAL ASSETS                                      $     48,694  $     87,364
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $     18,224  $     13,904
 Accrued and deferred liabilities                            -         1,695
                                                   -----------   -----------
          Total Current Liabilities                     18,224        15,599
                                                   -----------   -----------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 4,853,781 issued and outstanding           4,854         4,854
 Capital in excess of par value                      3,250,408     3,250,408
 Earnings (deficit) accumulated during the
  development stage                                 (3,224,792)   (3,183,497)
                                                   -----------   -----------
          Total Stockholders' Equity                    30,470        71,765
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     48,694  $     87,364
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           For the       For the     (Deficit)
                                                          3 months      3 months    Accumulated
                                                           Ended         Ended      During the
                                                          March 31,     March 31,   Development
                                                            2004          2003         Stage
                                                        -----------   -----------   -----------
REVENUE                                                $          -  $          -  $          -
                                                        -----------   -----------   -----------
EXPENSES
 Equity in loss from limited liability company                    -             -       446,549
 General and administrative                                   9,457        17,688       735,435
 Professional fees                                           10,140        20,410       796,141
 Depreciation and amortization expense                        1,158         1,272        43,053
 Research and development                                    20,581       102,585     1,204,812
                                                        -----------   -----------   -----------
                                                             41,336       141,955     3,225,990
                                                        -----------   -----------   -----------
OPERATING LOSS                                              (41,336)     (141,955)   (3,225,990)

OTHER INCOME AND EXPENSE
 Interest income                                                 41         1,250        19,540
 Asset writedown                                                  -             -        (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                                      -             -        13,003
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                           (41,295)     (140,705)   (3,196,944)
     Minimum State franchise tax                                  -             -           622
                                                        -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                 (41,295)     (140,705)   (3,197,566)

Cumulative effect of accounting change for
organization costs                                                -             -       (27,226)
                                                        -----------   -----------   -----------
NET INCOME (LOSS)                                      $    (41,295) $   (140,705) $ (3,224,792)
                                                        ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                      $      (0.01) $      (0.03) $      (1.22)
                                                        ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 $      (0.00) $      (0.00) $      (0.01)
                                                        ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                              $      (0.01) $      (0.03) $      (1.23)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  4,853,781     4,395,003     2,624,231
                                                        ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the       For the    Cumulative
                                                          3 Months      3 Months    During the
                                                          March 31,     March 31,   Development
                                                            2004          2003         Stage
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                             $    (41,295) $   (140,705) $ (3,224,791)
Adjustments to reconcile net (loss) to net cash
 provided by operating activities
 Cumulative change in accounting principle                        -             -        27,226
 Stock issued for services                                        -             -       711,980
 Expense stockholder loan                                         -             -         6,294
 Decrease in investment in limited liability company              -             -       446,548
 Depreciation and amortization                                1,158         1,272        46,554
Changes in assets and liabilities
 Decrease (Increase) in prepaid expenses                          -         1,807             -
 Decrease (Increase) in officer receivable                        -             -             -
 Decrease (Increase) in subscription receivable                   -             -             -
 Decrease (Increase) in refund receivable                         -           289             -
 Increase in supplies                                             -             -           972
 Increase in organization costs                                   -             -       (28,465)
 Increase (Decrease) in accounts payable                      4,320        13,287        (3,694)
 (Decrease) Increase in accounts payable - stockholder            -          (370)            -
 (Decrease) Increase in accrued expenses                     (1,695)        2,965          (190)
                                                        -----------   -----------   -----------
   Net cash (used) by operating activities                  (37,512)     (121,455)   (2,017,566)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash               -             -        17,016
 Related party loans                                              -             -      (509,000)
 Investment in limited liability company                          -             -      (250,000)
 Purchase of equipment and leasehold improvements                 -             -       (16,656)
 Additional patent costs                                          -             -       (31,687)
                                                        -----------   -----------   -----------
   Net cash provided (used) by investing activities               -             -      (790,327)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                             -       209,000     2,865,000
 Direct costs of stock sale                                       -             -       (51,060)
                                                        -----------   -----------   -----------
   Net Cash Provided By Financing Activities                      -       209,000     2,813,940
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                             (37,512)       87,545         6,047

CASH - BEGINNING OF PERIOD                                   43,559        55,067             -
                                                        -----------   -----------   -----------
CASH - END OF PERIOD                                   $      6,047  $    142,612  $      6,047
                                                        ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                       $          -  $          -  $          -
                                                        ===========   ===========   ===========
 Income taxes paid during the period                   $          -  $          -  $      1,844
                                                        ===========   ===========   ===========
 Stock issued to pay royalties and expenses of
  related entity                                       $          -  $          -  $     97,000
                                                        ===========   ===========   ===========
 Stock issued to pay finders fee                       $          -  $          -  $    743,274
                                                        ===========   ===========   ===========
 Stock issued to acquire Powerball Industries, Inc.    $          -  $          -  $   (370,658)
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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at March 31, 2004 and December 31, 2003, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for March 31, 2004 and December 31, 2003. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

NOTE 6 -  INCOME TAXES

Due to losses at December 31, 2003, the Company had no income tax liability and thus no provision for taxes was recorded. The Company had a deferred tax benefit of $2,479 derived from the amortizing of organization costs for tax reporting and expensing of organization costs for financial reporting purposes. At December 31, 2003, the Company has a net operating loss carryforward of approximately $3,183,497 which will expire between the years 2012 and 2022. A Valuation allowance of $955,050 has been established for those tax credits which are not expected to be realized, therefore no deferred tax asset has been provided as of December 31, 2003.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 -  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $3,224,792.

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

Results of Operations
---------------------
Three Months Ended March 31, 2004 compared with 2003
-----------------------------------------------------------------
Revenues. We expect that our initial revenues may be derived from the licensing of the Technology and/or manufacturing and sale of hydrogen generation systems. We had no revenues for the three months ended March 31, 2004 and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three months ended March 31, 2004, we had total operating expenses of $41,336, compared to $141,955 for the three months ended March 31, 2003. The decrease in operating expenses in 2004 compared to 2003 is attributable to decreases general and administrative expenses, professional fees, and in research and development expenses. The decreases are consistent with our plans to keep operating expenses to a minimum while we are engaged in seeking a business partner or business combination opportunity.

Other Income. Other income for the three months ended March 31, 2004 consisted of $41 in interest income. Other income for the three months ended March 31, 2003 consisted of $1,250 of interest income.

We experienced a net loss of $41,295 for the three months ended March 31, 2004 compared to a net loss of $140,705 for the prior year period. Our net loss since inception has been $3,224,792. The net loss per share for the three months ended March 31, 2004 was $0.01, compared to a net loss per share for the three months ended March 31, 2003 of $0.03. The net loss per share since inception has been $1.23.

Liquidity and Capital Resources
-------------------------------
At March 31, 2004, we had current assets of $6,047 and current liabilities of $18,224 for a working capital deficit of $12,177. At March 31, 2003, we had property and equipment of $4,725, net of depreciation, and patents and license agreements net of amortization, of $37,922.

Our cash used in operations for the three months ended March 31, 2004 was $37,512, compared to $121,455 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the three months ended March 31, 2004 or 2003.

We did not engage in financing activities for the three months ended March 31, 2004. Cash flows from financing activities during the three months ended March 31, 2003 totaled $209,000, from the issuance of common stock.

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
        ---------
Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                per Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

On February 12, 2004, we filed a Current Report on Form 8-K announcing that our independent accountants, Chisholm & Associates, PC ("Chisholm"), was merging with a new entity to become Chisholm, Bierwolf & Nilson, LLC ("CB&N"), and, reporting further that our board of directors accepted Chisholm's resignation and engaged CB&N as its independent auditor.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.

Dated: May 11, 2004                  By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer