Form 10QSB
period 2004-06-30
POWERBALL INTERNATIONAL INC
filed 2004-08-12
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   June 30, 2004

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

              135 Waterford Circle, Rancho Mirage, California 92270
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (760) 202-3353
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                2095 West 2200 South, West Valley City, Utah 84119
           ----------------------------------------------------------
          (Former address of principal executive offices and Zip Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          5,303,781
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2004

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       2004         2003
                                                   -----------   -----------
          ASSETS

CURRENT ASSETS
 Cash in bank                                     $     13,608  $     43,559
                                                   -----------   -----------
   Total Current Assets                                 13,608        43,559
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Equipment                                              11,359        11,359
 Leasehold improvements                                 23,923        23,923
                                                   -----------   -----------
                                                        35,282        35,282
 Less accumulated depreciation                         (31,042)      (30,072)
                                                   -----------   -----------
                                                         4,240         5,210
                                                   -----------   -----------
OTHER ASSETS
 Patents and assigned technology, net of
  amortization of $13,954 and $12,608                   37,249        38,595
                                                   -----------   -----------
   Total Other Assets                                   37,249        38,595
                                                   -----------   -----------
TOTAL ASSETS                                      $     55,097  $     87,364
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $      2,245  $     13,904
 Accrued and deferred liabilities                            -         1,695
                                                   -----------   -----------
   Total Current Liabilities                             2,245        15,599
                                                   -----------   -----------

STOCKHOLDERS' EQUITY
 Common stock; $.001 par value, 25,000,000 shares
  authorized, 5,303,781 issued and outstanding           5,304         4,854
 Capital in excess of par value                      3,272,458     3,250,408
 Earnings (deficit) accumulated during the
  development stage                                 (3,224,910)   (3,183,497)
                                                   -----------   -----------
   Total Stockholders' Equity                           52,852        71,765
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     55,097  $     87,364
                                                   ===========   ===========



The accompanying notes are an integrated part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               For the       For the       For the       For the     (Deficit)
                                              3 months      3 months      6 months      6 months    Accumulated
                                               Ended         Ended         Ended         Ended      During the
                                              June 30,      June 30,      June 30,      June 30,    Development
                                                2004          2003          2004          2003         Stage
                                            -----------   -----------   -----------   -----------   -----------
REVENUE                                    $          -  $          -  $          -  $          -  $          -
                                            -----------   -----------   -----------   -----------   -----------
EXPENSES
 Equity in loss from limited
  liability company                                   -             -             -             -       446,549
 General and administrative                       1,838        20,204        11,295        37,891       737,273
 Professional fees                                1,006        24,380        11,146        44,790       797,147
 Depreciation and amortization expense            1,158         1,272         2,316         2,544        44,211
 Research and development                        (3,984)       80,922        16,597       183,507     1,200,828
                                            -----------   -----------   -----------   -----------   -----------
                                                     18       126,778        41,354       268,732     3,226,008
                                            -----------   -----------   -----------   -----------   -----------
OPERATING LOSS                                      (18)     (126,778)      (41,354)     (268,732)   (3,226,008)

OTHER INCOME AND EXPENSE
 Interest and other income                            -           217            41         1,467        19,540
 Asset writedown                                      -             -             -             -        (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                          -             -             -             -        13,003
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (18)     (126,561)      (41,313)     (267,265)   (3,196,962)
 Minimum State franchise tax                        100           122           100           122           722
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                        (118)     (126,683)      (41,413)     (267,387)   (3,197,684)

Cumulative effect of accounting change for
organization costs                                    -             -             -             -       (27,226)
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                          $       (118) $   (126,683) $    (41,413) $   (267,387) $ (3,224,910)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                          $      (0.00) $      (0.03) $      (0.01) $      (0.06) $      (1.18)
                                            ===========   ===========   ===========   ===========   ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE     $      (0.00) $      (0.00) $      (0.00) $      (0.00) $      (0.01)
                                            ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE                  $      (0.00) $      (0.03) $      (0.01) $      (0.06) $      (1.19)
                                            ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      4,858,726     4,503,781     4,856,254     4,449,693     2,704,003
                                            ===========   ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the       For the     Cumulative
                                                                         6 Months      6 Months     During the
                                                                         June 30,      June 30,     Development
                                                                           2004          2003         Stage
                                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                        $    (41,413) $   (267,387) $ (3,224,909)
     Adjustments to reconcile net (loss) to net cash provided
     by operating activities
     Cumulative change in accounting principle                                    -             -        27,226
     Stock issued for services                                                    -             -       711,980
     Expense stockholder loan                                                     -             -         6,294
     Decrease in investment in limited liability company                          -             -       446,548
     Depreciation and amortization                                            2,316         2,544        47,712
     Changes in assets and liabilities
          Decrease (Increase) in prepaid expenses                                 -         1,807             -
          Decrease (Increase) in officer receivable                               -         7,200             -
          Decrease (Increase) in subscription receivable                          -        40,000             -
          Decrease (Increase) in refund receivable                                -           289             -
          Increase in supplies                                                    -             -           972
          Increase in organization costs                                          -             -       (28,465)
          Increase (Decrease) in accounts payable                           (11,659)        6,430       (19,673)
          (Decrease) Increase in accounts payable - stockholder                   -          (370)            -
          (Decrease) Increase in accrued expenses                            (1,695)         (997)         (190)
                                                                        -----------   -----------   -----------
          Net cash (used) by operating activities                           (52,451)     (210,484)   (2,032,505)
                                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of joint venture partner - net of cash                           -             -        17,016
     Related party loans                                                          -             -      (509,000)
     Investment in limited liability company                                      -             -      (250,000)
     Purchase of equipment and leasehold improvements                             -             -       (16,656)
     Additional patent costs                                                      -             -       (31,687)
                                                                        -----------   -----------   -----------
          Net cash provided (used) by investing activities                        -             -      (790,327)
                                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                    22,500       209,000     2,887,500
     Direct costs of stock sale                                                   -             -       (51,060)
                                                                        -----------   -----------   -----------
          Net Cash Provided By Financing Activities                          22,500       209,000     2,836,440
                                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                             (29,951)       (1,484)       13,608

CASH - BEGINNING OF PERIOD                                                   43,559        55,067             -
                                                                        -----------   -----------   -----------
CASH - END OF PERIOD                                                   $     13,608  $     53,583  $     13,608
                                                                        ===========   ===========   ===========
SUPPLEMENTAL INFORMATION
     Interest paid during the period                                   $          -  $          -  $          -
                                                                        ===========   ===========   ===========
     Income taxes paid during the period                               $          -  $        122  $      1,844
                                                                        ===========   ===========   ===========
     Stock issued to pay royalties and expenses of related entity      $          -  $          -  $     97,000
                                                                        ===========   ===========   ===========
     Stock issued to pay finders fee                                   $          -  $          -  $    743,274
                                                                        ===========   ===========   ===========
     Stock issued to acquire Powerball Industries, Inc.                $          -  $          -  $   (370,658)
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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability Company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at June 30, 2004 and December 31, 2003, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for June 30, 2004 and December 31, 2003. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - BUSINESS COMBINATION

The Company in the third quarter ended September 30, 2000 completed its plan of merger with Powerball Technologies, Inc. (PIC) in a business combination accounted for as a purchase. The Company acquired the net assets of PIC for 1,500,000 shares of the Company's common stock. PIC's only business activity
was its joint interest investment in Powerball Technologies, LLC.   The merger
caused Powerball Technologies, LLC (Tech) to become a wholly-owned subsidiary of the Company. The result of operations of Tech is included in the financial statements since the first day of the quarter ended June 30, 2000. The merger was recorded at historical cost values and thus there is no amortization of the cost of the merger over the fair value of the net assets of PIC.

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

NOTE 5 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS

On January 22, 2001, the Company completed a subscription agreement for a private placement of 150,000 units at $4.00 per unit, each unit consisting of 1 unit of common stock and 1 warrant to purchase 1 share of stock at an exercise price of $6.00, exercisable for two years from the date of issuance. The total subscription price was $600,000 and was paid by the issuance of a promissory note for the same amount. The note was to be paid in monthly installments of $50,000, $50,000, $50,000, $100,000, $150,000 and $200,000 at
the end each month starting with February 2001.   The note was unsecured,
carried no interest and was subject to prepayment.  The shares under the
subscription would be held in escrow until the note was satisfied.   As of
March 31, 2001 the subscription receivable had a balance of $550,000. In connection with the private placement, the Company was to pay a finder's fee to an individual consisting of 15,000 shares of restricted common stock and a warrant to purchase up to 15,000 shares of common stock on the same terms as the above private placement warrants. This fee was treated as a direct cost of the private placement. In June 2001, the Company cancelled the subscription agreement for nonpayment in the amount of $550,000. A total of 13,750 shares were issued under agreement for payments prior to the cancellation, 1,250 of the shares issued represented the finder's fee. The recipient of the finder fees became a Officer of the Company. Direct costs of this private placement were $5,000.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
 (Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS (continued)
During September 2003, the Company completed a private placement of its common stock. Under the September private placement, it sold 200,000 shares of common stock at $0.50 per share for $100,000.

During May 2004, the Board of Directors of the Company approved a private placement of up to 2,000,000 shares priced at $0.05 per share. During May of 2004, the Company sold 450,000 shares to an officer and director for $22,500.

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

NOTE 7 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $3,224,910.

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

General
-------
Due to lack of resources and available funding, our pilot sodium plant in Salt Lake City, Utah is being decommissioned and the plant and offices have been closed. All employees have been laid off. Management is making arrangements to store the plant equipment. Plans for any demonstration projects and/or further development are on hold. Management has been engaged in discussions with several parties regarding possible joint venture arrangements or mergers but such discussions having been in process for some time with no results to date and no agreements have been reached. We are in the process of seeking alternative business combinations or mergers with entities in related and unrelated industries but have not identified any prospects to date. Management's intention is to maintain the public reporting status of the company until it can locate any viable business opportunity.

Results of Operations
---------------------
Three and Six Months Ended June 30, 2004 compared with 2003
-----------------------------------------------------------
Revenues. Since no funding has been forthcoming on any projects relating to th licensing of the Technology and/or manufacturing and sale of hydrogen generation systems, any future revenues are most likely dependent on the business operations of a merger candidate. Since we have no agreements in place for such a merger, we cannot predict when or if any revenues may be generated. We had no revenues for the three and six months ended June 30, 2004 and have had no revenues since July 9, 1997 ("Inception").

Operating Expenses. For the three and six months ended June 30, 2004, we had operating expenses of $18 and $41,354, respectively, compared to $126,778 and $268,732 for the prior year periods. The decrease in operating expenses in 2004 compared to 2003 is attributable to decreases general and administrative expenses, professional fees, and in research and development expenses. In the three months ended June 30, 2004, a research and development consultant who had been accruing expenses, forgave his consulting expenses during the quarter which offset other operating expenses for the quarter. The decrease in operating expenses is consistent with our plans to keep operating expenses to a minimum while we are engaged in seeking a business partner or business combination opportunity.

We experienced a net losses of $118 and $41,413 for the three and six months ended June 30, 2004 compared to net losses of $126,683 and $267,387 for the prior year periods. Our net loss since inception has been $3,224,910. The net loss per share for the six months ended June 30, 2004 was $0.01, compared to a net loss per share $0.06 in the prior year period. The net loss per share since inception has been $1.19.

Liquidity and Capital Resources
-------------------------------
At June 30, 2004, we had current assets of $13,608 and current liabilities of $2,245. At June 30, 2004, we had property and equipment of $4,240, net of depreciation, and patents and license agreements net of amortization, of $37,249.

Our cash used in operations for the six months ended June 30, 2004 was $52,451, compared to $210,484 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the six months ended June 30, 2004 or 2003.

Cash from financing activities during the six months ended June 30, 2004 totaled $22,500, from the issuance of common stock. In order to obtain funds for expenses, in May 2004, our board agreed to offer restricted common stock to our president, Robert Ipson, at $0.05 per share. Mr. Ipson purchased a total of 450,000 shares during period ended June 30, 2004 and may purchase additional shares on the same terms through November 2004 if the company requires additional funding.

Our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded our operations, including continued research and development activities. At this time, trading activity in our stock is limited and sporadic and the company's prospects are not promising, therefore there is little likelihood that the company can anticipate raising funds through any additional sales of securities.

Because no definitive agreements to utilize our technology have been reached, management is considering all options for developing revenues, including joint ventures, licensing arrangements and business combinations or mergers, although no potential business partners or merger candidates have been identified to date.

We expect that during the next year our primary expenditures will be for the expenses and professional and related fees associated with our ongoing reporting obligations. Our president, Robert Ipson, is working to find a business combination and/or merger candidate. However, at this filing date we do not have any agreements in place or definitive prospects.


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

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.
                        ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 2004, we issued 450,000 shares of restricted common stock to our CEO and president, Robert Ipson, for aggregate proceeds of $22,500. The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

                                     POWERBALL INTERNATIONAL, INC.

Dated: August 12, 2004              By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer