Form 10QSB
period 2004-09-30
POWERBALL INTERNATIONAL INC
filed 2004-11-08
CIK 1048237

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2004

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

                 3001 Knox Street, Suite 407, Dallas, Texas 75205
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (214) 389-2151
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              135 Waterford Circle, Rancho Mirage, California 92270
           ----------------------------------------------------------
          (Former address of principal executive offices and Zip Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         20,951,896
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 5, 2004

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

                                                September 30, December 31,
                                                   2004          2003
                                                -----------   -----------
          ASSETS

CURRENT ASSETS
     Cash in bank                              $      4,773  $     43,559
                                                -----------   -----------
          Total Current Assets                        4,773        43,559
                                                -----------   -----------
PROPERTY AND EQUIPMENT
     Equipment                                       11,359        11,359
     Leasehold improvements                          23,923        23,923
                                                -----------   -----------
                                                     35,282        35,282
     Less accumulated depreciation                  (31,527)      (30,072)
                                                -----------   -----------
                                                      3,755         5,210
                                                -----------   -----------
OTHER ASSETS
     Patents and assigned technology, net of
      amortization of $14,627 and $12,608            36,576        38,595
                                                -----------   -----------
          Total Other Assets                         36,576        38,595
                                                -----------   -----------
TOTAL ASSETS                                   $     45,104  $     87,364
                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        723  $     13,904
     Accrued and deferred liabilities                     -         1,695
                                                -----------   -----------
          Total Current Liabilities                     723        15,599
                                                -----------   -----------

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value,
      25,000,000 shares authorized,
      5,903,781 and 4,853,781 issued
      and outstanding, respectively                   5,904         4,854
     Capital in excess of par value               3,331,858     3,250,408
     Earnings (deficit) accumulated during
      the development stage                      (3,293,381)   (3,183,497)
                                                -----------   -----------
          Total Stockholders' Equity                 44,381        71,765
                                                -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     45,104  $     87,364
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the      For the      For the      For the    (Deficit)
                                                  3 months     3 months     9 months     9 months   Accumulated
                                                   Ended        Ended        Ended        Ended     During the
                                                   Sep 30,      Sep 30,      Sep 30,      Sep 30,   Development
                                                    2004         2003         2004         2003        Stage
                                                 ----------   ----------   ----------   ----------   ----------
REVENUE                                         $         -  $         -  $         -  $         -  $         -
                                                 ==========   ==========   ==========   ==========   ==========
EXPENSES
 Equity in loss from limited liability company            -            -            -            -      446,549
 General and administrative                           2,319        6,519       13,614       44,410      739,592
 Professional fees                                   62,630       76,497       73,776      121,287      859,777
 Depreciation and amortization expense                1,158        1,272        3,474        3,816       45,369
 Research and development                             2,364       54,815       18,961      237,322    1,203,192
                                                 ----------   ----------   ----------   ----------   ----------
                                                     68,471      139,103      109,825      406,835    3,294,479
                                                 ----------   ----------   ----------   ----------   ----------
OPERATING LOSS                                      (68,471)    (139,103)    (109,825)    (406,835)  (3,294,479)
                                                 ----------   ----------   ----------   ----------   ----------
OTHER INCOME AND EXPENSE
 Interest and other income                                -          101           41          568       19,540
 Asset writedown                                          -            -            -            -       (3,497)
 Limited sales of tanks, net of direct
  production costs of $1,046                              -            -            -            -       13,003
                                                 ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                   (68,471)    (139,002)    (109,784)    (406,267)  (3,265,433)
 Minimum State franchise tax                              -            -          100          122          722
                                                 ----------   ----------   ----------   ----------   ----------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                         (68,471)    (139,002)    (109,884)    (406,389)  (3,266,155)

Cumulative effect of accounting change for
organization costs                                        -            -            -            -      (27,226)
                                                 ----------   ----------   ----------   ----------   ----------
NET INCOME (LOSS)                               $   (68,471) $  (139,002) $  (109,884) $  (406,389) $(3,293,381)
                                                 ==========   ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                               $     (0.01) $     (0.03) $     (0.02) $     (0.09) $     (1.17)
                                                 ==========   ==========   ==========   ==========   ==========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE          $     (0.00) $     (0.00) $     (0.00) $     (0.00) $     (0.01)
                                                 ==========   ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE                       $     (0.01) $     (0.03) $     (0.02) $     (0.09) $     (1.18)
                                                 ==========   ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES          5,310,303    4,624,977    5,008,708    4,508,763    2,794,794
                                                 ==========   ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the      For the    Cumulative
                                                                           9 Months     9 Months    During the
                                                                            Sep 30,      Sep 30,    Development
                                                                             2004         2003        Stage
                                                                          ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                              $  (109,884) $  (406,389) $(3,293,381)
 Adjustments to reconcile net (loss) to net cash provided
  by operating activities
  Cumulative change in accounting principle                                        -            -       27,226
  Stock issued for services                                                   60,000       69,000      771,980
  Expense stockholder loan                                                         -            -        6,294
  Decrease in investment in limited liability company                              -            -      446,548
  Depreciation and amortization                                                3,474        3,816       48,870
 Changes in assets and liabilities
  Decrease (Increase) in prepaid expenses                                          -        1,807            -
  Decrease (Increase) in officer receivable                                        -        7,200            -
  Decrease (Increase) in subscription receivable                                   -       40,000            -
  Decrease (Increase) in refund receivable                                         -          289            -
  Increase in supplies                                                             -            -          972
  Increase in organization costs                                                   -            -      (28,465)
  Increase (Decrease) in accounts payable                                    (13,181)       3,502      (21,195)
  (Decrease) Increase in accounts payable - stockholder                            -         (370)           -
  (Decrease) Increase in accrued expenses                                     (1,695)      (1,260)        (190)
                                                                          ----------   ----------   ----------
    Net cash (used) by operating activities                                  (61,286)    (282,405)  (2,041,341)
                                                                          ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of joint venture partner - net of cash                                -            -       17,017
 Related party loans                                                               -            -     (509,000)
 Investment in limited liability company                                           -            -     (250,000)
 Purchase of equipment and leasehold improvements                                  -            -      (16,656)
 Additional patent costs                                                           -            -      (31,687)
                                                                          ----------   ----------   ----------
   Net cash provided (used) by investing activities                                -            -     (790,326)
                                                                          ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                                         22,500      309,000    2,887,500
 Direct costs of stock sale                                                        -            -      (51,060)
                                                                          ----------   ----------   ----------
   Net Cash Provided By Financing Activities                                  22,500      309,000    2,836,440
                                                                          ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                                              (38,786)      26,595        4,773

CASH - BEGINNING OF PERIOD                                                    43,559       55,067            -
                                                                          ----------   ----------   ----------
CASH - END OF PERIOD                                                     $     4,773  $    81,662  $     4,773
                                                                          ==========   ==========   ==========
SUPPLEMENTAL INFORMATION
 Interest paid during the period                                         $         -  $         -  $         -
                                                                          ==========   ==========   ==========
 Income taxes paid during the period                                     $         -  $       122  $     1,844
                                                                          ==========   ==========   ==========
 Stock issued to pay royalties and expenses of related entity            $         -  $         -  $    97,000
                                                                          ==========   ==========   ==========
 Stock issued to pay finders fee and services rendered                   $    60,000  $    69,000  $   803,274
                                                                          ==========   ==========   ==========
 Stock issued to acquire Powerball Industries, Inc.                      $         -  $         -  $  (370,658)
                                                                          ==========   ==========   ==========

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

Consolidation policy - Prior to the acquisition, the Company accounted for its investment in the Limited Liability Company using the equity method of accounting. The acquisition has been accounted for using the purchase method
of accounting.   The consolidated balance sheet, statement of operation, and statement of cash flows at September 30, 2004 and December 31, 2003, include the accounts of Powerball International, Inc. (Company) and its wholly-owned operating subsidiary, Powerball Technologies, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Fully diluted earnings per common share reflect the calculation of the number of common equivalent shares based on the stock price at the end of the period. Fully diluted per common share amounts are not reported because the Company has had losses for every period since inception and thus a diluted earnings per share computation would be antidilutive for September 30, 2004 and December 31, 2003. Per Financial Accounting Statement No. 128 if there is a loss from continuing operations, diluted EPS is the same as basic EPS.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - STOCK OFFERINGS AND COMMON STOCK TRANSACTIONS (cont.)
From January to June 2002, warrants for 130,000 shares of common stock were exercised at $1.00 per share were exercised for a total amount received of $130,000.

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

During September 2004, an officer and director of the Company was issued 200,000 shares of common stock valued at $20,000. Also, during September 2004, another officer and director of the Company was issued 400,000 shares of common stock valued at $40,000. The 600,000 shares were issued for services rendered to the Company. The shares were issued at a fair value of $0.10 per share for a total compensation of $60,000.

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

POWERBALL INTERNATIONAL, INC. AND SUBSIDIARY
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company and its subsidiary are development stage companies as defined in Financial Accounting Standards Board Statement No. 7. They have yet to commence full-scale business operations. From inception through the date of these financial statements, the Company and its Subsidiary did not have any net income form operations. At the current time, the Company has a deficit accumulated during the development stage of $3,293,381.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has been engaged in discussions and negotiations concerning business alternatives and a possible acquisition. In connection with these discussions, the board has determined that it would be advantageous to reduce the number of the Company's issued and outstanding number of shares by means of a reverse split in order to have enough authorized shares available for issuance to consummate a transaction with an entity with adequate assets to be attractive to the Company's existing shareholders. Therefore, pursuant to rule 10b-17 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, the boards declaration of a 2 for 1 reverse split of its issued and outstanding common stock, was effective October 28, 2004.

Effective October 28, 2004, the Company entered into an acquisition and share exchange agreement with TKM Oil & Gas, Inc., a Texas corporation("TKM"). As part of the agreement, the Company effected a 2 for 1 reverse split of its common stock. Following the reverse, the Company acquired all of the issued and outstanding shares of Theseus Resources, Inc. ("Theseus"), a wholly owned subsidiary of TKM, in exchange for the issuance of 18,000,000 post-split shares of the Company's restricted common stock. Theseus is a company with current assets valued in excess of $10,000,000, consisting primarily of 100% ownership of an oil and gas production company, BC&D Oil & Gas Corporation.
As a result of the share exchange, TKM will have equity ownership of approximately 85% of the Company and the current shareholders of the Company will have equity ownership of approximately 15%. This transaction is resulting in a change of control of the Company and a change of business focus from the development of hydrogen generating technology to the production of oil and natural gas.

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

General
-------
Subsequent to the date of the financial statements included in this report, effective October 28, 2004, Powerball International, Inc. (the "Company") entered into an acquisition and share exchange agreement with TKM Oil & Gas, Inc., a Texas corporation ("TKM"). The full text of the agreement is attached as an exhibit to the Company's Current Report on Form 8-K filed November 2, 2004.

As part of the agreement, the Company effected a 2 for 1 reverse split of its common stock on October 28, 2004. Pursuant to the agreement, the Company will acquired all of the issued and outstanding shares of Theseus Resources, Inc. ("Theseus"), a wholly owned subsidiary of TKM, in exchange for the issuance of 18,000,000 post-split shares of the Company's restricted common stock. Theseus is a company with current assets valued in excess of $10,000,000, consisting primarily of 100% ownership of an oil and gas production company, BC&D Oil & Gas Corporation.

As a result of the share exchange, TKM has equity ownership of 18,000,000 shares or approximately 85% of the Company and the current shareholders of the Company have equity ownership of approximately 2,951,896 shares or 15% of the Company.

This transaction has resulted in a change of control of the Company and a change of business focus from the development of hydrogen generating technology to the production of oil and natural gas. TKM has control of the Company's existing technology and assets and will consider whether further development and commercialization is desirable.

The results of operations below reflect the historical operations of the Company which has been essentially dormant for most of the past fiscal year. The information below may therefore have little relevance to the future operations of the Company. Financial information including information on Theseus and consolidated pro formas will be filed as an amendment to the Company's Current Report on Form 8-K filed November 2, 2004. The amendment must be filed within 60 days of the original filing.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2004 compared with 2003
-----------------------------------------------------------------
Revenues. We had no revenues for the three and nine months ended September 30, 2004 and have had no revenues since July 9, 1997 ("Inception"). Future revenues are dependent on the business operations of Theseus, the acquired company described above.

Operating Expenses. For the three and nine months ended September 30, 2004, we had operating expenses of $68,471 and $109,825, respectively, compared to $139,103 and $406,835 for the prior year periods. The decrease in operating expenses in 2004 compared to 2003 is attributable to decreases general and administrative expenses, professional fees, and in research and development expenses. The decrease in operating expenses is consistent with our plans to keep operating expenses to a minimum while we were engaged in seeking a business partner or business combination opportunity.

We experienced a net losses of $68,471 and $109,884 for the three and nine months ended September 30, 2004 compared to net losses of $139,002 and $406,389 for the prior year periods. Our net loss since inception has been $3,293,381. The net loss per share for the nine months ended September 30, 2004 was $0.02, compared to a net loss per share $0.09 in the prior year period. The net loss per share since inception has been $1.18.

Liquidity and Capital Resources
-------------------------------
At September 30, 2004, we had current assets of $4,773 and current liabilities of $2,245. At September 30, 2004, we had property and equipment of $723, and patents and license agreements net of amortization, of $36,576.

Our cash used in operations for the nine months ended September 30, 2004 was $61,286, compared to $282,405 for the same period the prior year. Since inception, our operations have been funded primarily by cash received from capital contributions and the issuance of common stock for cash.

We did not engage in investing activities for the nine months ended September 30, 2004 or 2003.

Cash from financing activities during the nine months ended September 30, 2004 totaled $22,500, from the issuance of common stock. In order to obtain funds for expenses, in May 2004, our board agreed to offer restricted common stock to our president, Robert Ipson, at $0.05 per share. Mr. Ipson purchased a total of 450,000 shares.

To date, our working capital has come mainly through the sale of our securities. Proceeds generated from the sale of our securities have funded our operations, including continued research and development activities. At this time, trading activity in our stock is limited and sporadic.

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

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS

On November 5, 2004, the Company received notice that it has been named as a cross-defendant by cross-complainants Omar V. Sanchez and SovCap Advisors, Inc., in Foster v SovCap, Case No. 04CC08470, as per a filing dated October 15, 2004, in the Superior Court of the State of California for the County of Orange, Central District Center. The complaint by the cross-defendants alleges breach of an oral contract, fraud allegations and claims for indemnity in a suit by one of the Company's shareholders against SovCap and Sanchez. The Company believes the cross-complaint is without merit but cannot predict the outcome of the cross-complaint at this time.

                        ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 2004, we issued 400,000 shares of our restricted common stock to Robert Ipson for his services as our CEO, valued at $40,000. We also issued 200,000 shares of our restricted common stock to Phillip McStotts for his services as secretary/treasurer, valued at $20,000. The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                           ITEM 5.  OTHER INFORMATION

On November 2, 2004, the Company filed a Schedule 14F-1 Information Statement with the SEC, and mailed a copy of the filing to shareholders of record as of October 28, 2004. This Information Statement fulfills the notice requirements for a change of the majority of directors of the Company in connection with the change of control described above in Item 2. Effective November 12, 2004, Dennis McLaughlin, Kit Chambers, and John Anderson will replace Robert K. Ipson, Phillip McStotts and Linda Ipson as directors and officers of the Company. Biographical information on the new directors is included in the Information Statement.

The Company's mailing address and phone number have changed in connection with the share exchange and change of control. The new address and phone follow:

    3001 Knox Street, Suite 407
    Dallas, Texas 75205
    (214) 389-2151


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                per Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     POWERBALL INTERNATIONAL, INC.

Dated: November 8, 2004             By/S/Robert K. Ipson, Chairman, C.E.O.
                                     and Chief Financial Officer