Form 10KSB
period 2004-12-31
APOLLO RESOURCES INTERNATIONAL INC
filed 2005-04-18
CIK 1048237

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2004.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-25873

APOLLO RESOURCES INTERNATIONAL, INC.

(formerly Powerball International, Inc.)

(Exact name of registrant as specified in its charter)

Utah	84-1431425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 407, Dallas, Texas	75205
(Address of principal executive offices)	(Zip Code)

(214) 389-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.001 per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒/No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

As of December 31, 2004 the registrant reported revenue of $98,921.

As of April 13, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7,306,010 based on the OTC Bulletin Board closing price of $.0.38.

As of April 13, 2005, there were 46,826,342 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. Business.

General

Apollo Resources International, Inc, (the “Company”) a Utah corporation, (formerly Powerball International, Inc.), was incorporated under the laws of the State of Utah effective July 9, 1997. The Company, through its recent acquisitions, has expanded its business focus to include the production of oil and natural gas, intrastate pipeline systems for the transportation of oil and natural gas and the creation of its alternative fuels segment, which represents the maturation of the Company’s initial business venture, the development of hydrogen production. The Company’s common stock trades on the NASD’s Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol AOOR.OB.

The Company began expanding its business focus in oil and natural gas production by executing a share exchange agreement with TKM Oil & Gas, Inc., a Texas Corporation (“TKM”) on October 28, 2004. As part of this agreement the Company affected a 2 for 1 reverse split of its common stock. This transaction also resulted in a change of control of the Company as a new Board of Directors and Executive Officers of the Company were appointed effective November 12, 2004. In this share exchange agreement the Company acquired 100% of the issued and outstanding stock of Theseus Resources, Inc (“Theseus”), a wholly-owned subsidiary of TKM, in exchange for the issuance of 18,000,000 post-split shares of the Company’s restricted common stock. Theseus consists of its 100% ownership of Landhold Management Company, (“Landhold”) and its 100% ownership in BC&D Oil & Gas Corporation, (“BC&D”). In addition, on March 22, 2005, the Company executed a stock sale agreement to complete the acquisition of 90% of the issued and outstanding stock of a Russian oil production company JSC Kaliningradneft, (“Kaliningrad”) in exchange for an $18.5 million, 6% annual interest, convertible debenture maturing March 18, 2006. This debenture is convertible into the Company’s common stock and is subject to a share price not less than $2.00 per share.

As part of establishing the Company’s alternative fuels segment, the Company executed a purchase and sale agreement on February 25, 2005 to acquire a 50% interest in Earth Biofuels, Inc. (“Biofuels”) in exchange for 1,700,000 shares of restricted common stock of the Company. In addition, on December 6, 2004, the Company formed Decarb Energy Technologies, LLC (“Decarb”) a joint venture between the Company and a former officer of the Company. The Company has a 50% interest in this venture, and will continue its hydrogen fuel development through this venture.

On February 7, 2005, the Company executed a membership interests purchase agreement with SW Energy Investments, Inc., a Texas corporation, for the purpose of acquiring a 100% member interest in OGC Pipeline, LLC an Oklahoma limited liability company (“OGC”). With this acquisition the Company was able to secure the interest in two sections of pipeline located in Oklahoma. In consideration the Company issued 8,000,000 shares of its restricted common stock valued at $4.0 million dollars as of the close of market on February 7, 2005.

Oil and Natural Gas Production

The Company began its expanded business focus in oil and natural gas production through the acquisition of BC&D. BC&D is a small exploration and production company consisting of 151 wells located in the Four Corners area of New Mexico. Engineering reports confirm the Company has over 1.5 million barrels of oil in recoverable reserves associated with the BC&D fields. The Company is focused on optimizing the oil production, as well as the development of approximately 10 billion cubic feet of natural gas reserves.

The Company embarked on its initial entrance into international oil and natural gas production with the acquisition of Kaliningrad. Kaliningrad currently produces approximately 21,000 barrels of oil per month from eight wells. Kaliningrad is one of three oil exploration and production companies that currently operate in the far-western Russian province of Kaliningrad. Oil reserves for Kaliningrad have been certified by the government at 4.32 million barrels.

Alternative Fuels

An important part of the Company’s overall business strategy is the development of alternative fuels and the future impact the technology will have on energy demands. Through a joint venture with one of its former officers, the Company formed Decarb, which is currently developing low-cost, high efficiency propane fuel substitute that involves hydrogen-fuel technologies.

In addition, the Company acquired an interest in Biofuels a producer, blender and distributor of biodiesel fuels. Biodiesel is derived from vegetable oils. It is readily mixed with fossil-fuel-based diesel and vehicles that use biodiesel produce less air pollution with no major mechanical alterations to the engines running on the biodiesel fuel.

Transportation of Oil and Natural Gas

With the acquisition OGC the Company acquired approximately 1,800 miles of pipeline segments in Oklahoma. Among the areas these lines can service is the Woodford Shale and Coal-Seam Gas play in south-central Oklahoma and Osage County, Oklahoma, in the northeast. Both are known as top producing natural gas regions. The Company plans to utilize the pipeline assets to gather natural gas, develop gas production in adjoining areas along the pipelines and to develop other opportunities within certain segments of the approximately 1,800 miles of right-of-ways. The Company will operate these pipelines in cooperation with Cimarron Transportation, LLC, a Texas based natural gas gathering company (“Cimarron”). By way of a revenue sharing agreement, Cimarron will reactivate, operate and maintain about 150 miles of these lines. Cimarron will also purchase, gather and market natural gas on behalf of itself and the Company.

Business Development Plan

Targeting undervalued oil and gas properties for acquisition is the primary plan for developing the Company’s oil and natural gas production. In developing the acquired oil and natural gas properties the Company’s goals are:

•             to increase the productivity through re-completions, equipment upgrades and advanced recovery technologies;

•             To increase the reserve base through new drilling; and

•             Increase viability of existing and newly drilled gas properties by establishing natural gas-gathering pipelines in key production areas.

The Company will also target alternative-fuel acquisition opportunities as they become available.

The Company is actively involved in efforts to raise additional funds through private offerings to finance the necessary acquisitions and increase working capital to service current debt requirements.

Competition

Competition in oil and natural gas exploration and production is intense. This is particularly so in the United States where the market is developed and mature. Domestically, the Company competes with many small oil and gas companies. Internationally, there are the large oil and gas companies like ExxonMobil and ChevronTexaco. Companies such as these have vast resources, technical expertise and ready capital.

Competition related to the development of alternative fuels, specifically hydrogen and biodiesel, is difficult to determine due to the nature of the developmental stage of each process.  Nationally, there is significant research and development being conducted in the areas of hydrogen and biodiesel fuel generation.  The Company believes that most of its current competitors and future competitors will most likely have significantly greater assets, resources, experience and research and development capabilities.

Intellectual Property Rights

The Company holds 5 patents for three primary inventions:  (i) a Hydrogen Generation System; (ii) a Hydrogen Generation Pelletized Fuel (e.g., the Powerball); (iii) a proprietary method of producing elemental metallic sodium from waste sodium hydroxide. We have been granted 4 patents in the United States and 1 patent in Canada.

Research and Development

During fiscal 2004 and 2003, research and development expenses were $18,961 and $263,130, respectively. Research and development expenses related to the Company’s hydrogen gas technology.

Employees

At April 1, 2005, the Company had a total of 120 employees, 116 of which are full-time. The Company’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

The Company is required to file reports with the Securities and Exchange Commission “SEC” pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms include:

Form 10-KSB	Annual Report
Form 10-QSB	Quarterly Report
Form 8-K	Current Reports
Form 3	Initial Statement of Beneficial Ownership of Securities
Form 4	Statement of Beneficial Ownership of Securities
Form 5	Annual Statement of Beneficial Ownership of Securities
Form S-8	Securities to be Offered to Employees in Employee Benefit Plans
Schedule 14C	Definitive Information Statement

The public may read and copy any materials filed to the SEC by the Company at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings to the SEC are submitted electronically and can be accessed via the SEC’s website at (http://www.sec.gov).

ITEM 2. Properties.

The Company has been provided approximately 2,500 square feet of office space at its principal executive office located at 3001 Knox Street, Suite 407, Dallas, Texas 75205, under a management services contract with the current lessee of the property. The Company also owns a 2,100 square foot facility in Trona, California where it is currently develops a low-cost, high efficiency propane fuel substitute that involves hydrogen-fuel technologies. The Company believes these facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

On November 5, 2004, the Company received notice that it has been named as a cross-defendant by cross-complainants Omar V. Sanchez and SovCap Advisors, Inc., in Foster v SovCap, Case No. 04CC08470, as per a filing dated October 15, 2004, in the Superior Court of the State of California for the County of Orange, Central District Center. The complaint by the cross-defendants alleges breach of an oral contract, fraud allegations and claims for indemnity in a suit by one of the Company’s shareholders against SovCap and Sanchez.  The Company believes the cross-complaint is without merit but cannot predict the outcome of the cross-complaint at this time.

On March 7, 2005, the Company received notice that it has been named as a defendant, among others, by plaintiffs Donnie Hill, a former employee of the Company, and BC&D Operating Co., Inc. Case No. CV-2005-128 in the Fifth Judicial District Court, State of New Mexico, for the County of Lea. The plaintiffs allege breach of contract related to certain stock purchase agreements with the preceding owner of BC&D, breach of contract related to Mr. Hill’s employment agreement with the preceding owner of BC&D, breach of covenant of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, violation of the New Mexico Securities Act by the preceding owner of BC&D, civil conspiracy, calling for the appointment of a receiver for the assets and business affairs of BC&D, constructive trust, declaratory judgment related to the Company election as successor operators and lastly punitive damages related to the above allegations. These allegations stem from the Company’s execution of a share exchange agreement with TKM, whereby the Company gained control of 100% of the assets of BC&D. The defendants seek unspecified damages regarding the above claims.

The Company has become subject to various claims and other legal matters in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Registrant’s Common Equity

The Company’s common stock is traded on the OTCBB under the symbol AOOR.OB. The stock prices set forth below represent the highest and lowest sales prices per share of the Company’s common stock as reported by the OTCBB. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Prices after October 28, 2004 reflect the 2 to 1 reverse stock split.

Quarter Ended	High	Low
December 31, 2004	$1.25	$0.10
September 30, 2004	$0.32	$0.10
June 30, 2004	$0.45	$0.13
March 31, 2004	$0.51	$0.33

December 31, 2003	$0.79	$0.39
September 30, 2003	$0.90	$0.42
June 30, 2003	$1.05	$0.65
March 31, 2003	$2.58	$0.80

Holders of Record

As of April 1, 2005 there were approximately 208 holders of record of the Company’s common stock.

Dividends

The Company’s has paid no cash dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has a 2000 Stock Option and Award Plan (the “2000 Plan”) authorized by the Board of Directors of the Company (the "Board") and approved by shareholders in May 2000. Options for the purchase of a total of 150,000 shares of common stock were authorized under the 2000 Plan. All stock options granted under the 2000 Plan have expired. The Company has a 2003 Stock Option and Award Plan (the “2003 Plan”) authorized by the Board and not submitted to shareholders. Options for the purchase of a total of 350,000 shares were authorized under the 2003 Plan. The Board has granted stock options to a consultant under the 2003 Plan. The Company has a 2004 Stock Option and Award Plan (the “2004 Plan”) authorized by the Board and not submitted to shareholders. Options for the purchase of a total of 3,000,000 shares were authorized under the 2004 Plan. The Board has granted common stock to consultants under the 2004 Plan.  The Company has a 2005 Stock Option and Award Plan (the "2005 Plan") authorized by the board and not submitted to shareholders.  Options for the purchase of a total of 5,000,000 shares were authorized under the 2005 Plan.

The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company’s equity compensation plans at December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A		N/A	N/A
Equity compensation plans not approved by security holders	15,875	(1)	$2.00	2,919,125	(2)
Total	15,875		$2.00	2,919,125

(1)          Under the 2003 Plan, 15,875 options were granted to an outside business consultant in 2003 in connection with strategic planning consulting services. Such options have an exercise price of $2.00, vested immediately upon grant and are exercisable until December 31, 2006.

(2)          Under the 2004 Plan, 415,000 shares of common stock were issued to consultants in connection with strategic planning and business development consulting services.

The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

Warrants Outstanding

The Company issued to a former officer in connection with such officers employment agreement, a warrant for the purchase of 65,000 shares of restricted common stock. Such warrant has an exercise price of $4.50 per share and is exercisable until December 11, 2006. The Company issued to a shareholder in connection with a private placement, a warrant for the purchase of 110,000 shares of restricted common stock. Such warrant has an exercise price of $2.50 per share and is exercisable until February 19, 2005.

Description of Securities

Common Stock. At April 13, 2005, the Company had 46,826,342 shares of its common stock outstanding and 150,000,000 shares authorized. Common stock holders have full voting rights.

Change in Securities and Use of Proceeds

During the year ended December 31, 2004, the Company sold 2,437,000 shares of common stock, via private placement.  The common stock was sold at a price of $.20 per share with proceeds totaling $509,900. The Company is seeking working capital and funds to upgrade and purchase equipment to increase oil and natural gas production.

ITEM 6. Managements Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Company’s Financial Statements and the notes thereto and the other information included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The Company derives its revenue from monthly oil and natural gas production sales. During the fiscal year ended December 31, 2004, the Company acquired an oil and natural gas production company. With this acquisition the Company changed its business focus to oil and natural gas production from the development of hydrogen generating technology. During the first quarter of 2005, the Company continued to expand its capabilities in the oil and natural gas business by acquiring a series of pipelines and another oil and natural gas production company in Russia. In addition, during the first quarter of 2005, the Company started its alternative fuels business segment designed to compliment the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. The Company also focused on raising capital through private placements of it common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground.

Business Combinations

Business combinations are accounted for using the purchase method. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination. If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

Fiscal Year 2004

Sales

Gross sales for oil and natural gas production were $98,921 in fiscal 2004. This revenue reflects the acquisition of BC&D since October 28, 2004.

Cost of Sales

Cost of sales relate to the acquisition of BC&D since October 28, 2004. Cost of sales consisted of employee benefit cost, regulatory taxes on the oil and natural gas production and purchases of supplies and equipment for the oil and natural gas field operations.

Operating Expenses

Operating expenses were $1,578,732 during fiscal 2004. This increase is a result of $1,120,875 of non-cash stock compensation expense incurred through the issuance of common stock in private placements and the issuance of stock to consultants. These activities provided critical cash flow and business expertise in 2004. The balance of the increase in operating expenses was primarily related to professional fees for management, legal and accounting services.

Liquidity and Capital Resources

Cash used in operating activities was $342,250 in fiscal 2004. The increase is primarily related to the increase in net loss experienced by the Company in fiscal 2004.

Net cash provided by investing activities was $34,576 in fiscal 2004. The increase reflects cash acquired in the BC&D acquisition.

Net cash provided by financing activities was $363,692 in fiscal 2004. Proceeds from sales of common stock of $509,900 in 2004 primarily account for this increase. In addition, the Company paid down debt in the amount of $146,208 in 2004.

During the period ending December 31, 2004, the Company recorded net losses aggregating $1.6 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D. The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisitions of Kaliningrad, a Russian oil and gas production company, and OGC. The Kaliningrad acquisition increased the Company’s oil and natural gas production capabilities as well as marking the Company’s initial venture into international oil and gas production. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb and Biofuels. Decarb is focused on developing hydrogen fuel alternatives to propane, while Biofuels produces and distributes bio-diesel fuel. The Company believes these acquisitions will be a major part of establishing future financial stability. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

Management is focusing on expanding and improving its oil and natural gas production operations and alternative fuels ventures. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the year ended December 31, 2004, and the first quarter of 2005, the Company continued to seek financing from private placements and seek acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, this could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company’s may not be able to continue operations due to liens or other secured positions placed on the Company’s assets.

Off-Balance Sheet Arrangements

At December 31, 2004 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Risk Factors

The Company’s revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•                                          the ability to secure new significant contracts during a quarter; and

•                                          the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases.

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

The ability to compete depends on a number of factors outside of the Company’s control, including:

•                                          the prices at which others offer competitive services, including aggressive price competition and discounting;

•                                          the ability of competitors to undertake more extensive marketing campaigns;

•                                          the extent, if any, to which competitors develop proprietary tools that improve their ability to compete;

•                                          the extent of competitors’ responsiveness to customer needs.

The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

The Company must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

Future success will depend upon the Company’s ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers’ needs, lost business may result and financial performance will suffer.

The Company is dependent on a limited number of key personnel, and the loss of these individuals could harm its competitive position and financial performance.

The Company’s business consists primarily of the delivery of oil and natural gas and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers. The Company’s success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer could result in a loss of customers or revenue, and could therefore harm the Company’s financial performance.

The Company’s ability to secure debt and equity financing could have an adverse effect on the Company’s financial health.

The inability to raise debt to fund working capital may:

•                                          require the Company to dedicate a substantial portion of its cash flows to pay down debt;

•                                          increase the Company’s vulnerability to general adverse economic and industry conditions;

•                                          limit the Company’s ability to fund future working capital and other general corporate requirements; and

•                                          limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates.

The ability to make payments on and to refinance the Company’s debt will depend on financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control.

There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to it in an amount sufficient to enable it to pay debt or to fund other liquidity needs. The Company may need to refinance all or a portion of its debt on or before maturity. The Company can give no assurance that it will be able to refinance any of its debt on commercially reasonable terms or at all.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

ITEM 7. Financial Statements.

See Index to Financial Statements on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report, Dennis G. McLaughlin, III, the Chairman and Chief Executive Officer and J. Mark Ariail, Chief Financial Officer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

MANAGEMENT

The following table provides information regarding our directors and executive officers as of December 31, 2004:

Name	Age	Position	Dates Served
Dennis McLaughlin	39	Chief Executive Officer, Chairman	November 12, 2004 to present
Kit Chambers	40	Corporate Secretary, Director	November 12, 2004 to present
John Anderson	39	Director	November 12, 2004 to present
J. Mark Ariail	43	Chief Financial Officer, Director	December 6, 2004 to present
Wayne McPherson	39	Chief Operating Officer, Director	December 6, 2004 to present

Dennis McLaughlin serves as CEO and Chairman of Blue Wireless & Data, Inc. (a publicly traded company) since June of 2004.  Mr. McLaughlin was formerly CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) and served as such from September, 2003 through January 2005. Mr. McLaughlin founded MAC Partners, LP in January 2002.  Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001.  He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001.  Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991.  Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Kit Chambers currently serves as Corporate Secretary and on the Board of Directors for Blue Wireless & Data, Inc. (a publicly traded company). Mr. Chambers formerly served has Chief Operating Officer and Corporate Secretary for Ocean Resources, Inc. (a publicly traded company) and served as such from October 2003 through January 2005. Prior to these activities he co-founded MAC Partners, LP, a technology merchant bank, in January 2002.  From January 1999 to December 2001 he was employed by Aurion Technologies, LLC as Vice President of Operations, then Vice President of Sales Engineering.  From March 1994 to December 1998 Mr. Chambers was Vice President of Software Development for Aurora Natural Gas, LP.  From January 1998 to February 2004 he worked as an independent consultant in the film/video industry in Dallas, TX. Mr. Chambers received a B.A. from the University of Oklahoma in 1989.

John Anderson is President, CEO, and a Director of Key Gold, Corporation (a publicly traded company) and has served as such since March 2004.  From March of 2004 to September 2004, he was Co-President of PVR Ltd. (a private company) and continues to serve as a Director on its Board.  From March 2003 to June 2004 Mr. Anderson was President and CEO of Wescorp Energy, Inc. (a publicly traded company), and is currently on its Board of Directors.  Mr. Anderson is also on the Board of Directors for Brett Resources, Corp. (a publicly traded company).  Prior to these activities Mr. Anderson was employed by Bema Gold Corporation in Vancouver as its Director of Investor Relations.  His tenure in Bema lasted from November 1995 to March 1999.  He was a managing director for Meters Capital, Inc. from January 1995 to November 1995.  In 1994 Mr. Anderson founded Axiom Consulting Corp., a private company primarily involved with raising capital for both private and public companies in North America, Europe, and Asia, which is currently active.  Prior to founding Axiom, Mr. Anderson was a leasing director for Manulife Real Estate in Vancouver from November 1990 to December 1994, and was a sales manager, leasing representative, and leasing manager for Manulife in Toronto from November 1988to October 1990.  Mr. Anderson received a B.A. from the University of Western Ontario, London in 1987, and an Urban Land Economics Diploma from the University of British Columbia in 1993.

Mark Ariail is President of MAC Partners, LP, a merchant banking partnership. Prior to his position with MAC Partners, LP, Mr. Ariail served, from 1999 to 2004, as controller of Thomas Group, Inc., a publicly held international consulting firm. From 1997 to 1999 Mr. Ariail served as Chief Accounting Officer for OEC Compression Corporation, a publicly held gas compression leasing company. Mr. Ariail’s background includes experience in travel, manufacturing, mortgage banking and telecommunications. Mr. Ariail is a Certified Public Accountant in the state of Texas and received his B.A. in Accounting from Texas A&M University in 1984.

Wayne McPherson serves as Chief Engineer for Liberty Operating, Inc. since June 2002. In January 2001 he founded Highland Resources, Inc., and served as President and Chief Operating Officer. In 1997 he was appointed Production Foreman and later promoted to Production Superintendent for ExxonMobil Corporation where he served until 2002. From 1988 until 1997 he served in various Operations and Facility Engineering roles for ExxonMobil Corporation throughout the Mid-continent and Rockies. Mr. McPherson has a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

Directors Compensation

Directors who are also officers of the Company receive no cash compensation for services as a director.  However,  the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

SECTION 16(a) REPORTING

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports.  Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely.

Code of Ethics

As of December 31, 2004 the Company had not yet adopted a formal code of ethics governing its executive officers and directors, primarily due to timing constraints involving the recent management change and assembling a new Board of Directors. Management plans to address this issue with its Board of Directors at a near term Board meeting.

ITEM 10. Executive Compensation.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Dennis G. McLaughlin, CEO	2004	-0-	-0-	17,000	(1)	-0-	-0-	-0-

Kit Chambers, Corporate Secretary	2004	-0-	-0-	2,000	(2)	-0-	-0-	-0-

J. Mark Ariail, CFO	2004	-0-	-0-	-0-		-0-	-0-	-0-

Wayne McPherson, COO	2004	-0-	-0-	5,000	(3)	-0-	-0-	-0-

Robert P. Ipson (former CEO)	2004	-0-	-0-	$40,000	(4)	-0-	-0-	-0-
	2003	-0-	-0-	$46,000	(5)	-0-	-0-	-0-
	2002	-0-	-0-	$100,000	(6)	-0-	-0-	-0-

Phillip McStotts (former Secretary-Treasurer)	2004	-0-	-0-	$20,000	(7)	-0-	-0-	-0-

(1)  In 2004, Mr. McLaughlin received payments totaling $17,000 for his services as CEO.

(2)  In 2004, Mr. Chambers received a payment of $2,000 for consulting services rendered to the Company.

(3)  In 2004, Mr. McPherson received a payment of $5,000 for contract services as COO of the Company.

(4)  In 2004, Mr. Ipson was issued 400,000 shares of common stock valued at $40,000 for his services as CEO.

(5)  In 2003, Mr. Ipson was issued 100,000 shares of common stock valued at $46,000.

(6)  In 2002, Mr. Ipson was credited with the exercise price of $50,000 towards the exercise of outstanding warrants for the purchase of 50,000 shares of common stock, and $50,000 towards the exercise price of options for the purchase of 50,000 shares of common stock, all at $1.00 per share.

(7)  In 2004, Mr. McStotts was issued 200,000 shares of common stock valued at $20,000 for his services as Secretary-Treasurer of the Company.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 13, 2005, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company’s outstanding common stock.

Title of Class	Name and Address	Number of Shares (1)		% of Class
Common Stock	Dennis McLaughlin, CEO and Director	9,700,000	(2)	20.71%
Common Stock	Kit Chambers, Corporate Secretary, Director	500,000	(3)	1.07%
Common Stock	John Anderson, Director	—		*
Common Stock	J. Mark Ariail, Chief Financial Officer and Director	200,000	(4)	*
Common Stock	Wayne McPherson, Chief Operating Officer and Director	1,000,000	(5)	2.14%
Common Stock	Officers and Directors as a Group (5 persons)	11,400,000		24.35%
Common Stock	TKM Oil & Gas, Inc. 3001 Knox Street, Suite 403 Dallas, Texas 75205	18,000,000		38.44%
Common Stock	SW Energy Investments, Inc. 3001 Knox Street, Suite 403 Dallas, Texas 75205	8,000,000		17.08%

* Indicates less than one percent (1%).

(1)                                                           Except as set forth above and based solely upon reports of beneficial ownership required to be filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities Exchange Act of 1934, as amended, the Company does not believe that any other person beneficially owned, as of April 13, 2005, greater than 5% of the outstanding common stock. Except as otherwise noted, the address of the named individuals is

3001 Knox Street, Suite 407, Dallas, Texas 75205.

(2)                                                           Mr. McLaughlin, as a director of TKM Oil & Gas, Inc. has beneficial ownership of 50%, or 9,000,000 shares of the Company’s common stock. On March 18, 2005, Mr. McLaughlin was issued 200,000 shares of the Company’s common stock for his services has CEO and Chairman of the Board through DGMAC, LLC, which maintains a management services agreement with the Company. During the first quarter of 2005, Mr. McLaughlin was granted, by the Company’s board of directors, 500,000 shares of the Company’s common stock to be issued pursuant to the Company’s 2005 Stock Option and Award Plan.

(3)                                                           On March 18, 2005, Mr. Chambers was issued 200,000 shares of the Company’s common stock for his services as Corporate Secretary. During the first quarter of 2005, Mr. Chambers was granted, by the Company’s board of directors, 300,000 shares of the Company’s common stock to be issued pursuant to the Company’s 2005 Stock Option and Award Plan.

(4)                                                           On February 22, 2005, Mr. Ariail was issued 200,000 shares of the Company’s common stock for his services as Chief Financial Officer.

(5)                                                           On February 15, 2005, Mr. McPherson was issued 1,000,000 shares of the Company’s common stock for his services as Chief Operating Officer.

ITEM 12. Certain Relationships and Related Transactions.

The Company entered into a management services agreement with DGMAC, LLC effective March 15, 2005. Under the terms of this agreement the Company is charged $40,000 monthly for services provided by Dennis McLaughlin its Chief Executive Officer and Chairman of the Board.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services. In addition, MAC provides the services of Mr. J. Mark Ariail and Mr. Wayne McPherson the Company’s Chief Financial Officer and Chief Operating Officer. On February 15, 2005, MAC loaned the Company $112,015.10 through a promissory note bearing interest at 7% per annum. This promissory note matures on February 15, 2007 and contains a default interest provision of 18% per annum. At April 13, 2005 approximately $42,000 was outstanding on this promissory note.

The Company entered into a management services agreement with Johnny Flame Consulting, LLC effective March 15, 2005. Under the terms of the agreement the Company is charged $15,000 monthly for services provided by Christopher Chambers its Corporate Secretary.

In August 2003, the Company issued 100,000 shares of common stock valued at $46,000 to its president, Robert K. Ipson.  Also, during August 2003, the Company issued 50,000 shares of common stock valued at $23,000 to its secretary/treasurer, Phillip McStotts.  The 150,000 shares were issued for services rendered to the Company.  The shares were issued at a fair market value of $0.46 per share for a total compensation of $69,000.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

Exhibit Number	Description

3.01	Restated Articles of Incorporation of Powerball International, Inc. (filed as Appendix A to the Company’s Form DEF 14C dated January 14, 2005 and incorporated herein by reference).
4.01	Powerball International, Inc. 2004 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Form S-8 dated December 10, 2004 and incorporated herein by reference).
4.02	Apollo Resources International, Inc 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Form S-8 dated February 22, 2005 and incorporated herein by reference).
4.03

Apollo Resources International, Inc. First Amended 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company's Post-Effective Amendment to Form S-8 dated April 15, 2005 and incorporated herein by reference).

10.01	Share Exchange Agreement between the Company and TKM Oil & gas, Inc. (filed as Exhibit 10.01 to the Company’s Form 8-K and incorporated herein by reference).
*10.02	Management Services Agreement between the Company and MAC Partners, LP dated November 12, 2004.
*10.03	Membership Interests Purchase Agreement between the Company and SW Energy Investments, Inc. dated February 7,

2005.
*10.04	Management Services Agreement between the Company and Johnny Flame Consulting, LLC dated March 15, 2005.
*10.05	Management Services Agreement between the Company and DGMAC. LLC dated March 15, 2005.
23.01	Consent of John C. Thompson, Esq. (filed as Exhibit 23.01 to the Company’s Form S-8 dated December 10, 2004 and incorporated herein by reference).
23.02	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated December 10, 2004 and incorporated herein by reference).
23.03	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated February 22, 2005 and incorporated herein by reference).
23.04	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated February 22, 2005 and incorporated herein by reference).
24	Power of Attorney (set forth on the signature page of this Form 10-KSB).
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

Reports on Form 8-K for the quarter ending December 31, 2004:

Date of Filing	Subject
October 28, 2004	Other events, announcement of 2 to 1 reverse stock split and negotiations to acquire Theseus Resources, Inc. and subsidiaries through execution of a share exchange agreement with TKM Oil & Gas, Inc.
November 2, 2004	Acquisition of Theseus Resources, Inc. and subsidiaries through execution of a share exchange agreement with TKM Oil & Gas, Inc.
November 8, 2004	Unregistered sale of equity securities via share exchange agreement between the Company and TKM Oil & Gas, inc. and change in control of the Company’s management.
December 10, 2004	Change in the Company’s principal officers and appointment of new directors.

December 28, 2004	Financial statements and Exhibits related to the acquisition of Theseus Resources, Inc. and subsidiaries.

ITEM 14. Principal Accountant Fees and Services.

Audit Fee:  The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $7,000 and $730, respectively.  The aggregate fees billed us for the fiscal year ended 2003 for professional services rendered by our former accountant for the audit of our annual financial statements and review of our quarterly financial statements was $9,840.

Tax Fees: none

All Other Fees: none

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit years 2004 and 2003. All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 15, 2005.

APOLLO RESOURCES INTERNATIONAL, INC.

By:	/s/ DENNIS G. MCLAUGHLIN, III
Dennis G. McLaughlin, III Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Dennis G. McLaughlin, III such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III	Chief Executive Officer and Chairman	April 15, 2005
Dennis G. McLaughlin, III

/s/ J. MARK ARIAIL	Chief Financial Officer and Director	April 15, 2005
J. Mark Ariail

/s/ KIT CHAMBERS	Corporate Secretary and Director	April 15, 2005
Kit Chambers

/s/ Wayne McPherson, II	Chief Operating Officer and Director	April 15, 2005
Wayne McPherson, II

/s/ JOHN ANDERSON	Director	April 15, 2005
John Anderson

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2004

APOLLO RESOURCES INTERNATIONAL, INC.

DALLAS, TEXAS

FORM 10-KSB—ITEM 7

Apollo Resources International, Inc.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Apollo Resources International, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Apollo Resources International, Inc. and Subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Apollo Resources International, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apollo Resources International, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
April 7, 2005

APOLLO RESOURCES INTERNATIONAL, INC. BALANCE SHEETS

December 31,
2004

ASSETS
Current Assets
Cash and cash equivalents	$56,018
Accounts receivable working interest owners	102,790
Trade accounts receivable	35,063
Other current assets	38,352
Total Current Assets	232,223
Property and equipment, net	7,564,531
Patents and assigned technology net of amortization $15,300 and $12,608	35,903
Deposits	56,475
$7,889,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$379,152
Royalty payable	807,970
Production and payroll taxes payable	147,067
Notes payable	1,971,072
Total Current Liabilities	3,305,261
Long-term liabilities	—
Total Liabilities	3,305,261

Stockholders’ Equity
Common stock, $.001 par value; 25,000,000 shares authorized; and 23,853,900 shares issued and outstanding at December 31, 2004	$23,854
Additional paid-in capital	6,739,052

Accumulated deficit	(1,610,181)
Common stock issued for future services	(568,854)
Total Stockholders’ Equity	4,583,871
$7,889,132

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC. STATEMENTS OF OPERATIONS

Year Ended December 31,
2004

Gross oil & gas sales	$98,921
Joint interest owner payout	(29,377)
Net oil & gas sales	$69,544
Cost of sales	77,374
Gross profit (loss)	(7,830)
Selling, general and administrative	1,578,732

Operating loss	(1,586,562)
Interest income (expense), net	(23,619)
Other income, net	—
Loss from operations before income taxes	(1,610,181)
Income taxes	—

Net loss	$(1,610,181)

Loss per common share:

Basic and diluted	$(.08)

Weighted average shares:
Basic and diluted	21,402,207

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Accumulated Deficit	Totals
Balance at inception October 25, 2004	—	—	—	—	—
Stock issued for acquisition of Landhold	18,000	4,482,000	—	—	4,500,000
Reverse merger adjustment	2,952	41,429	—	—	44,381
Issuance of 2,437,000 shares of common stock through PPM sale	2,437	1,605,838	—	—	1,608,275
Issuance of 465,000 shares of Common for services	465	609,785	—	—	610,250
Common stock issued for future services	—	—	(568,854)	—	(568,854)
Net and comprehensive loss	—	—	—	(1,610,181)	(1,610,181)
Balance December 31, 2004	$23,854	$6,739,052	$(568,854)	$(1,610,181)	$4,583,871

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS

Year Ended September 30,
2004
Cash Flows from Operating Activities:
Net loss	$(1,610,181)
Non-cash items included in net loss:
Depreciation and amortization	80,993
Stock issued for services	101,396
Stock compensation expense	1,120,875
Reverse merger adjustment	(44,381)

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	45,273
Prepaid and other assets	(72,097)

Increase (decrease) in:
Accounts payable and accrued expenses	35,872
Net cash used in operating activities	(342,250)

Cash Flows From Investing Activities:
Cash acquired in acquisition	34,576
Additional patent costs	—
Net cash provided by investing activities	34,576

Cash Flows From Financing Activities:
Proceeds from sales of common stock	509,900
Repayments of notes payable	(146,208)
Net cash provided by financing activities	363,692

Net Increase in cash	56,018

Cash and cash equivalents
Beginning of year	—
End of year	$56,018

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2004

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. Effective October 28, 2004, the Company executed a share exchange agreement, in which the Company acquired an oil and natural gas production company. With this acquisition the Company changed its primary business focus to oil & natural gas production. Subsequent acquisitions and ventures have expanded the Company’s oil and gas production capabilities, added oil and natural gas transportation via the acquisition of pipelines and developed an alternative fuels segment with ventures in biodiesel and hydrogen energy alternatives. Before October 28, 2004, the Company was accounted for as a developmental stage company for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Results of operations for the Company’s oil and gas subsidiary, BC&D Oil & Gas Corporation, (“BC&D”) have been consolidated since October 28, 2004 the effective date of the acquisition. Certain amounts from prior years have been reclassified to conform to the 2004 presentation.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at December 31, 2004 and the results of operations and changes in cash flows for the fiscal years ended December 31, 2004.  The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry.  Revenue is recognized when earned in accordance with the accrual basis of accounting.  These policies are summarized below.

Management’s Estimates and Assumptions — The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Development Stage Enterprise— Through October 28, 2004, the Company was a Development Stage Enterprise and substantially all of its activities were in connection with the establishment of a new business.  The Company adopted Statement of Position 98-5 which requires expensing of costs of start-up activities, including organization costs, as incurred.  The Company ended its Developmental Stage on October 28, 2004 when it acquired an oil and gas production company effectively changing its business focus to oil and gas production from the development of hydrogen generating technology.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable— At December 31, 2004, the amounts carried in accounts receivable were considered by management to be collectible in full.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners.  As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses.  For the period since the acquisition beginning October 28, 2004, the working interest owners accrued revenue of $29,377. As of December 31, 2004 the working interest owners owed the Company approximately $103,000.

Concentration of Credit Risk— Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument.

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Patents and Assigned Technology - Patent technology related to a Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen was recorded at the historical cost when acquired. Any additional costs relating to the technology obtained are being amortized over ten years on a straight-line basis.

Warrants - During 2003, the Company issued a former officer in connection with such officer’s employment agreement, a warrant for 65,000 shares of restricted common stock. Such warrant as an exercise price of $2.50 per share and expire on December 11, 2006. In addition, the Company issued to a shareholder in connection with a private placement, a warrant for the purchase of 110,000 shares of restricted common stock. Such warrant has an exercise price of $2.50 per share and expired February 19, 2005.

Stock Options and Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through December 31, 2004, there have been no significant grants to non-employees.

The Company grants incentive and non-qualified stock options and has reserved 8,350,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company’s common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the date of grant, and generally expire three years after the date of grant.

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.” This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003.

Dividend Yield	0%
Expected volatility	80%
Risk free interest rate	3.25%
Expected life (years)	3

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

December 31,
2004

Net loss, as reported	$(1,610,181)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,509)
Adjusted net income (loss)	$(1,614,690)

Earnings (loss) per share
As reported
Basic and diluted	$(0.8)
As adjusted
Basic and diluted	$(0.8)

Revenue – Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground.

Research and Development - Research and development costs related to the Company’s development of alternative fuels are expensed as incurred.

Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

Earnings per Share - Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share are based on the weighted average shares outstanding. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants.

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2004
Basic earnings per share	$(1,610,181)	21,402,206	$(0.8)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Diluted earnings per share	$(1,610,181)	21,402,206	$(0.8)

Total stock options and warrants outstanding in 2004 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 190,875.  Such stock options and warrants are excluded due to the Company incurring a net loss in 2004 and due to exercise prices exceeding the average market value of the Company’s common stock in 2004.

Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year.  Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding stock options and warrants having a dilutive effect.  The numerators for each period presented are equal to the reported net loss.

Income Taxes– The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at December 31, 2004, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $4.9 million expire in the years 2013 through 2019.

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending December 31, 2004, the Company recorded net losses aggregating $1.6 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D Oil & Gas Corporation (“BC&D”). The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisitions of JSC Kaliningradneft (“Kaliningrad”), a Russian oil and gas production company, and OGC Pipeline, LLC (“OGC”). The Kaliningrad acquisition increased the Company’s oil and natural gas production capabilities as well as marking the Company’s initial venture into international oil and gas production. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb Technologies, LLC (“Decarb”) and Earth Biofuels, Inc. (“Biofuels”). Decarb is focused on developing hydrogen fuel alternatives involving propane, while Biofuels produces and distributed bio-diesel fuel. The Company believes these acquisitions will be a major part of establishing future financial stability. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

Management is focusing on expanding and improving its oil and natural gas production operations and alternative fuels ventures. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the year ended December 31, 2004, and the first quarter of 2005, the Company continued to seek financing from private placements and seek acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, this could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company’s may not be able to continue operations due to liens or other secured positions placed on the Company’s assets.

3. PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs.  No costs related to production, general corporate overhead, or similar activities have been capitalized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas Plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

December 31,
2004
Leasehold improvements	$22,091
Machinery and equipment	2,036,501
Gas Plant	316,443
Intangible drilling costs	229,848
Oil & gas leases	7,694,708
Automobiles	49,107
10,348,698
Less accumulated depreciation, amortization and depletion	2,784,167
$7,564,531

Depreciation, amortization and depletion expense for the years ended December 31, 2004 and 2003 were $78,301 and $9,975, respectively.

4. ACQUISITIONS

Effective October 28, 2004, the Company entered into an acquisition and share exchange agreement with TKM Oil & Gas, Inc., a Texas corporation (“TKM”). The full text of the agreement was filed as Exhibit 10.01 to the Company’s Form 8-K dated October 28, 2004 and is incorporated herein by reference.

As part of the agreement, the Company affected a 2 for 1 reverse split of its common stock. Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of Theseus Resources, Inc. (“Theseus”), at the time, a wholly-owned subsidiary of TKM, in exchange for the issuance of 18,000,000 post-split shares of the Company’s restricted common stock. Theseus is a company consisting solely of 100% ownership of a holding company, Landhold Management Company, (“Landhold”) and an oil and gas production company, BC&D Oil & Gas Corporation, (“BC&D”).

This transaction was recorded as a reverse acquisition using the purchase method of business combinations.  In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of Theseus.  The shares issued to the shareholders of TKM have been stated retroactively, as though the 2 for 1 stock split occurred.  The reverse merger adjustment is therefore all the stock held be the Company's shareholders prior to the acquisition.

As a result of the share exchange, TKM had equity ownership of 18,000,000 shares or approximately 85% of the Company, on October 28, 2004, and the current shareholders of the Company had equity ownership of approximately 2,951,900 shares or 15% of the Company. This transaction resulted in a change of control of the Company and a change of business focus from the development of hydrogen generating technology to the production of oil and natural gas. This acquisition was accounted for using the purchase method of accounting, whereby the net assets and liabilities of Theseus were recorded at their fair value and any excess of fair value over purchase price was allocated to the acquired assets.

The following is a condensed balance sheet disclosing the actual carrying values of BC&D’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$33,524
Accounts receivable	183,126
Fixed assets, net	7,577,621
Other assets	61,325

Total assets	$7,855,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,238,316
Notes payable	2,117,280
Stockholders’ equity	4,500,000

Total liabilities and stockholders’ equity	$7,855,596

The following represents the approximate pro-forma effect assuming the merger with BC&D had occurred on January 1, 2004, the beginning of the Company’s current fiscal year.

Year Ended December 31, 2004
Net loss, as reported	$(1,610,181)
Additional estimated BC&D net loss (prior to acquisition date)	(473,058)

Pro-forma net loss	$(2,083,239)

Weighted average shares outstanding	21,402,206
Adjustment to reflect common stock issued to TKM	(370,341)

Pro-forma weighted average shares outstanding	21,031,865

Loss per share, as reported	$(.08)

Pro-forma loss per share	$(.10)

5. EQUITY TRANSACTIONS

During the year ended December 31, 2004, the Company issued 18,000,000 shares of its common stock to acquire 100% of the outstanding common stock of Theseus, which included the its wholly owned subsidiary BC&D an oil and natural gas production company. The Company also issued 2,437,000 shares of its common stock through private placements. These shares were issued at price of $.20 resulting in gross proceeds of $509,900. The proceeds were used to facilitate the working capital needs of the Company. In addition 465,000 shares of the Company’s common stock were issued to consultants pursuant to the Company’s 2004 Stock Option and Award Plan. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $101,000 of consulting services expense in 2004.

6. OPERATING LEASES

The Company currently maintains an agreement to purchase office space in California to facilitate its hydrogen alternative fuel technology development for $54,994. The office lease is for a term of 59 months commencing on March 31, 2005 at $917 per month. Rent expense was $15,282 and $25,556 for the years ended December 31, 2004 and 2003.

The following is a schedule of future minimum rent payments due:

Year Ending December 31,
2005	8,254
2006	11,006
2007	11,006
2008	11.006
2009	11,006
Thereafter	2,716
Total	54,994

7. STOCK OPTIONS

A summary of the status of the Company’s stock options to employees as of December 31, 2004 and 2003 and changes in the years then ended is presented below.

	2004		2003
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	40,875	$2.24	135,000	$2.14
Granted	—	—	90,875	2.37
Exercised	—	—	(50,000)	1.00
Forfeited	(25,000)	2.10	(135,000)	2.14
Outstanding at end of year	15,875	2.00	40,875	$2.24

Options exercisable at year-end	15,875	$2.00	40,875	$2.24
Weighted average grant-date fair value of options granted		$—		$2.00

The following table summarizes information about stock options outstanding at December 31, 2004.

Common Options		Options Outstanding		Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$2.00	15,875	2.00	$2.00	15,875	$2.00

8. NOTES PAYABLE

At December 31, 2004 the Company maintained notes payable due to its senior lender and to various investors. All notes are classified as current liabilities due to there maturity dates being less than twelve months. The Company’s debt obligations result from the acquisition of BC&D and are as follows:

Lender	Collateral	Maturity Date	Interest Rate	Outstanding Balance
Jimmy Brown	BC&D corporate assets subordinate to Western National Bank	4/17/2005	13.00%	$205,414

Western National Bank (1)	All oil and gas properties of BC&D	On Demand	6.75%	$169,263
TelcoEnergy Corporation		9/22/2005	6.00%	$192,741
Peter Knollenberg		On Demand	6.00%	$160,529
JPB resources, Inc.	BC&D corporate assets subordinate to Western National Bank	2/24/2005	13.00%	$55,556
JPB resources, Inc.	BC&D corporate assets subordinate to Western National Bank	5/20/2005	11.00%	$101,311
Bruce Blackwell (2)		3/5/2005	11.00%	$109,132
Dennis Lueng		On Demand	6.00%	$11,024

(1)          The Company paid off the note with its senior lender during the first quarter of 2005.

(2)          On March 4, 2005, the Company reached agreement with Mr. Blackwell to convert his convertible debenture to common stock of the Company.

9. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners.  As of December 31, 2004 the Company owed royalties of $807,970 to the non-working interest owners.

10. PROVED RESERVES, FUTURE NET REVENUE AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

The following unaudited information as of December 31, 2004, relates to the Company’s estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves, and the present value of future net revenues using a 10% discounted factor (PV-10 value), as estimated by a Houston, Texas based engineering firm.  Estimates of proved developed oil and gas reserves attributable to the Company’s interest at December 31, 2004 are set fourth in Notes to the Financial Statements.  The PV-10 value was prepared in accordance with SEC requirements using constant prices and expenses as of the calculation date, discounted at 10% per year on a pre-tax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

Year Ending December 31,	PV-10 Value of Estimated Future Net Reserves
2005	$3,724,000
2006	$7,978,000
2007	$10,859,000
2008	$11,568,000
Therafter	$32,745,000
Total	$66,874,000

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  No reserve estimates have been filed with or included in reports to any federal or foreign government authority or agency.

The following table shows the Company’s year end reserves as of December 31, 2004.

PV-10 Reserves		%
Oil (thousands of barrels)	1,646	48.0
Natural gas (millions of cubic feet)	10,664	52.0

11. PRODUCTION

The following table summarizes the Company’s net oil and gas production, average sale prices, and average production costs per unit of production for the year ended December 31, 2004. Data reflects operations since the acquisition date October 28, 2004.

Oil:
Production (BPL)	2,495	BBLS
Average sales price per barrel	$41.40
Gas:
Production (MCF)	—
Average price peer MCF	$—

Average cost of production	$31.01

12. RELATED PARTY TRANSACTIONS

The Company entered into a management services agreement with DGMAC, LLC effective March 15, 2005. Under the terms of this agreement the Company is charged $40,000 monthly for services provided by Dennis McLaughlin its Chief Executive Officer and Chairman of the Board.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services. In addition, MAC provides the services of Mr. J. Mark Ariail and Mr. Wayne McPherson the Company’s Chief Financial Officer and Chief Operating Officer. On February 15, 2005, MAC loaned the Company $112,015.10 through a promissory note bearing interest at 7% per annum. This promissory note matures on February 15, 2007 and contains a default interest provision of 18% per annum. At April 1, 2005 approximately $42,000 was outstanding on this promissory note.

The Company entered into a management services agreement with Johnny Flame Consulting, LLC effective March 15, 2005. Under the terms of the agreement the Company is charged $15,000 monthly for services provided by Christopher Chambers its Corporate Secretary.

13. COMMITMENTS AND CONTINGENCIES

On November 5, 2004, the Company received notice that it has been named as a cross-defendant by cross-complainants Omar V. Sanchez and SovCap Advisors, Inc., in Foster v SovCap, Case No. 04CC08470, as per a filing dated October 15, 2004, in the Superior Court of the State of California for the County of Orange, Central District Center. The complaint by the cross-defendants alleges breach of an oral contract, fraud allegations and claims for indemnity in a suit by one of the Company’s shareholders against SovCap and Sanchez.  The Company believes the cross-complaint is without merit but cannot predict the outcome of the cross-complaint at this time.

On March 7, 2005, the Company received notice that it has been named as a defendant, among others, by plaintiffs Donnie Hill, a former employee of the Company, and BC&D Operating Co., Inc. Case No. CV-2005-128 in the Fifth Judicial District Court, State of New Mexico, for the County of Lea. The plaintiffs allege breach of contract related to certain stock purchase agreements with the preceding owner of BC&D, breach of contract related to Mr. Hill’s employment agreement with the preceding owner of BC&D, breach of covenant of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, violation of the New Mexico Securities Act by the preceding owner of BC&D, civil conspiracy, calling for the appointment of a receiver for the assets and business affairs of BC&D, constructive trust, declaratory judgment related to the Company election as successor operators and lastly punitive damages related to the above allegations. These allegations stem from the Company’s execution of a share exchange agreement with TKM, whereby the Company gained control of 100% of the assets of BC&D. The defendants seek unspecified damages regarding the above claims.

The Company has become subject to various other claims and other legal matters in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

	December 31,
	2004	2003
Common stock issued for services	$101,396	$69,000
Common stock issued in acquisition of subsidiary	$4,500,000	$—

15. SUBSEQUENT EVENTS

Effective February 7, 2005 the Company acquired 100% membership interest in OGC from SW Energy. In consideration of this acquisition the Company exchanged $4,000,000 of the Company’s common stock valued at $.50, the closing market price on February 7, 2005. In this acquisition the Company acquired approximately 1,800 miles of pipeline used for the transmission of oil and natural gas. Post acquisition SW Energy owns approximately 18% of the outstanding common stock of the Company.

Effective March 22, 2005, the Company entered into a stock sale agreement with Kaliningrad. Pursuant to the agreement the Company will acquire 90% of the equity interest of Kaliningrad. In consideration, the Company has executed a convertible debenture, maturing March 18, 2006, in the amount of $18,500,000 payable to the shareholders of Kaliningrad. This convertible debenture accrues interest annually at 6%. This debenture is convertible into the Company’s common stock and is subject to a share price not less than $2.00 per share. This transaction marks the Company’s initial entrance into international oil and natural gas production with the acquisition of Kaliningrad. Kaliningrad currently produces approximately 21,000 barrels of oil per month from eight wells. Kaliningrad is one of three oil exploration and production companies that currently operate in the far-western Russian province of Kaliningrad. Oil reserves for Kaliningrad have been certified by the government at 4.32 million barrels.