Form 10QSB
period 2005-03-31
APOLLO RESOURCES INTERNATIONAL INC
filed 2005-05-24
CIK 1048237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25873

Apollo Resources International, Inc.

(Exact name of registrant as specified in its charter)

Utah	84-1431425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 403

Dallas, TX  75205

(Address of principal executive offices, including zip code)

(214) 389-9800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of May 20, 2005 there were 45,355,798 shares of the registrant’s common stock outstanding.

APOLLO RESOURCES INTERNATIONAL, INC.

BALANCE SHEETS

	March 31, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$55,559	$56,018
Accounts receivable working interest owners	115,110	102,790
Trade accounts receivable	35,294	35,063
Other current assets	32,548	38,352
Total Current Assets	238,511	232,223
Property and equipment, net	16,081,534	7,564,531
Investment in joint ventures	1,370,797	—
Investment in convertible preferred stock	495,000	—
Patents and assigned technology net of amortization of $15,300 at December 31, 2004	—	35,903
Deposits	303,475	56,475
	$18,489,317	$7,889,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$706,052	$379,152
Royalty payable	829,956	807,970
Production and payroll taxes payable	159,686	147,067
Lease payable	511,071	—
Notes payable	3,658,995	1,971,072
Total Current Liabilities	5,865,760	3,305,261
Long-term debt	35,291	—
Total Liabilities	5,901,051	3,305,261

Stockholders’ Equity
Common stock, $.001 par value; 150,000,000 shares authorized; and 39,380,273 and 23,853,900 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	$39,380	$23,854
Additional paid-in capital	17,002,375	6,739,052
Accumulated deficit	(1,560,289)	(1,610,181)
Common stock issued for future services	(2,893,200)	(568,854)
Total Stockholders’ Equity	12,588,266	4,583,871
	$18,489,317	$7,889,132

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005
Oil & gas sales, net	$141,937
Other sales	6,555
Total sales	148,492
Cost of sales	158,206
Gross profit (loss)	(9,714)
Selling, general and administrative	2,056,952
Operating loss	(2,066,666)
Interest income (expense), net	(71,423)
Other income	5,295
Loss from operations before income taxes	(2,132,794)
Income taxes	—
Loss before extraordinary item	(2,132,794)

Extraordinary item:
Gain on extinguishment of debt, net of tax	2,182,686
Net Income	$49,892

Income (loss) per common share:

Basic and diluted:
Loss before extraordinary item	$(.07)
Extraordinary item	.07
Net loss	—

Weighted average shares:

Basic and diluted	32,027,005

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Accumulated Deficit	Totals
Balance December 31, 2004	$23,854	$6,739,052	$(568,854)	$(1,610,181)	$4,583,871
Common stock issued in acquisitions	8,000	3,992,000	—	—	4,000,000
Common Stock issued for investment in joint venture	1,700	1,324,300	—	—	1,326,000
Issuance of 871,006 shares of common stock through PPM sales	871	746,041	—	—	746,912
Issuance of 4,625,367 shares of common stock for services	4,625	3,305,912	—	—	3,310,537
Issuance of 180,000 shares of common stock for employee compensation	180	173,220	—	—	173,400
Issuance of 150,000 shares of common stock as collateral for equipment purchases	150	221,850	—	—	222,000
Common stock issued for future services	—	—	(2,324,346)	—	(2,324,346)
Capital contribution to subsidiary	—	500,000	—	—	500,000
Net and comprehensive income	—	—	—	49,892	49,892
Balance March 31, 2005	$39,380	$17,002,375	$(2,893,200)	$(1,560,289)	$12,588,266

See accompanying notes to financial statements

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended March, 31 2005

Cash Flows from Operating Activities:
Net income	$49,892
Non-cash items included in net loss:
Depreciation, amortization and depletion	28,396
Common stock issued for services	878,095
Stock compensation expense	472,574
Common stock issued for compensation	173,400
Gain on extinguishment of debt	(2,182,686)
Other	(3,894)

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(12,551)
Prepaid and other assets	(19,196)

Increase (decrease) in:
Accounts payable and accrued expenses	334,605
Net cash used in operating activities	(281,365)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	2,003
Purchase of equipment	(325)
Net cash provided by investing activities	1,678

Cash Flows From Financing Activities:
Proceeds from notes payable	112,005
Proceeds from sales of common stock	382,434
Repayments of notes payable	(215,211)
Net cash provided by financing activities	279,228

Net decrease in cash	(459)

Cash and cash equivalents
Beginning of year	56,018
End of year	$55,559

See accompanying notes to financial statements.

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations of the Company’s Russian oil and gas subsidiary JSC Kaliningradneft (“Kaliningrad”) acquired March 18, 2005, are not included with the accounts presented in this Form 10-QSB due to necessary conversions of Kaliningrad’s financial statements into United States generally accepted accounting principals are not yet completed. The Company plans to file an amendment to this Form 10-QSB at such time as these conversions have been completed. All significant intercompany transactions and balances have been eliminated. Results of operations for the Company’s gas transmission company OGC Pipeline, LLC (“OGC”) have been consolidated since February 7, 2005 the effective date of the acquisition.

With the execution of the share exchange agreement on October 28, 2004, the Company affected a 2 for 1 reverse split of its common stock. Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of Theseus Resources, Inc. ("Theseus"), in exchange for the issuance of 18,000,000 post-split shares of the Company's restricted common stock. This transaction was recorded as a reverse acquisition using the purchase method of business combinations. In a reverse acquisition all accounting history becomes that of the accounting acquirer. Therefore all historical information prior to the acquisition is that of Theseus. Subsequently there are no comparative financial statements presented for the three month period ended March 31, 2005.

In management’s opinion, these financial statements include all adjustments necessary, accept those related to Kaliningrad discussed above, to present fairly the financial position of the Company at March 31, 2005 and the results of operations and changes in cash flows for the three month period ended March 31, 2005. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry.  Revenue is recognized when earned in accordance with the accrual basis of accounting.  These policies are summarized below.

Management’s Estimates and Assumptions – The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable— At March 31, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners.  As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses.  For the period ended March 31, 2005, the working interest owners accrued revenue of $23,269. As of March 31, 2005 the working interest owners owed the Company approximately $115,000.

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

Patents and Assigned Technology — The Company contributed its Patent technology to Decarb Energy Technologies, LLC (“Decarb”) upon entering into a joint venture with Decarb. This joint venture between the Company and a former officer of the Company, enables the Company to continue its research in hydrogen fuel alternatives. The Patent technology relates to a Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen.

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

Stock Options and Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through March 31, 2005, there have been no significant grants to non-employees.

The Company grants incentive and non-qualified stock options and has reserved 8,350,000 shares of common stock for issuance under its stock option plans. The majority of the options granted become exercisable at the date of grant, and generally expire three years after the date of grant.

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.” This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005.

Dividend Yield	0%
Expected volatility	80%
Risk free interest rate	3.25%
Expected life (years)	3

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

March 31, 2005

Net income, as reported	$49,892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(937)
Adjusted net income (loss)	$48,955

Earnings per share
As reported
Basic and diluted	$—
As adjusted
Basic and diluted	$—

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

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data

Quarter Ended March 31, 2005
Basic earnings per share	$49,892	32,027,005	$—
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible notes	—	403,516
Diluted earnings per share	$49,892	32,430,521	$—

Total stock options and warrants outstanding At March 31, 2005 that are not included in the diluted earnings per share computation are approximately 80,875. These stock options and warrants were not included at March 31, 2005 due to exercise prices exceeding the average market value of the Company’s common stock. Convertible notes included in the computation of diluted earnings per share are approximately 403,516 shares.

Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the year.  Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding stock options and warrants having a dilutive effect.  The numerators for the period presented are equal to the reported net income.

Income Taxes— The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at March 31, 2005, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $4.9 million expire in the years 2013 through 2019.

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending March 31, 2005, the Company recorded net income of $49,892. Since the Company completed its reverse merger on October 28, 2004, the Company has accumulated losses aggregating $1.6 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D Oil & Gas Corporation (“BC&D”). The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisitions of Kaliningrad, a Russian oil and gas production company, and OGC, a gas gathering company. The Kaliningrad acquisition increased the Company’s oil and natural gas production capabilities as well as marking the Company’s initial venture into international oil and gas production. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb and Earth Biofuels, Inc. (“Biofuels”). Decarb is focused on developing hydrogen fuel alternatives involving propane, while Biofuels produces and distributed bio-diesel fuel. The Company believes these acquisitions will be a major part of establishing future financial stability. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the first quarter ended March 31, 2005, the Company continued to seek financing from private placements and seek acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas Plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

March 31, 2005
Building	$46,297
Machinery and equipment	1,949,548
Gas Plant	316,443
Intangible drilling costs	229,848
Oil & gas leases	7,694,708
Pipeline easements	7,987,706
Automobiles	49,107
18,273,657
Less accumulated depreciation, amortization and depletion	2,192,123
$16,081,534

Depreciation, amortization and depletion expense for the period ended March 31, 2005 was $28,396.

4. ACQUISITIONS

Effective February 7, 2005 the Company acquired 100% membership interest in OGC from SW Energy Investments, Inc. (“SW Energy”). In consideration of this acquisition the Company exchanged 8,000,000 shares of the Company’s common stock valued at $.50, the closing market price on February 7, 2005. In this acquisition the Company acquired approximately 1,800 miles of pipeline used for the transmission of oil and natural gas. Post acquisition SW Energy owns approximately 18% of the outstanding common stock of the Company.

This transaction was recorded using the purchase method of business combinations.

The following is a condensed balance sheet disclosing the actual carrying values of OGC’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$2,003
Pipeline easements	7,987,706

Total assets	$7,989,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,204,170
Notes payable	2,785,539
Stockholders’ equity	4,000,000

Total liabilities and stockholders’ equity	$7,989,709

The following represents the approximate pro-forma effect assuming the acquisition with OGC had occurred on January 1, 2005, the beginning of the Company’s current fiscal year.

Three Months Ended March 31, 2005

Net Income, as reported	$49,892
Additional estimated OGC net loss (prior to acquisition date)	(27,916)

Pro-forma net income	$21,976

Weighted average shares outstanding	32,027,005
Adjustment to reflect common stock issued to SW Energy	3,288,889

Pro-forma weighted average shares outstanding	35,315,894

Loss per share, as reported	$—

Pro-forma loss per share	$—

Effective March 18, 2005, the Company entered into a stock sale agreement with Kaliningrad. At the time of this filing the purchase balance sheet was being converted into United Stated generally accepted accounting principals and could not be made available for inclusion in this filing. The Company plans to amend this Form 10-QSB to include the actual and pro-forma effects of this transaction at such time as this information is made available to the Company. Pursuant to the stock sale agreement the Company has acquired 90% of the equity interest of Kaliningrad. In consideration, the Company has executed a convertible debenture, maturing March 18, 2006, in the amount of $18,500,000 payable to the shareholders of Kaliningrad. This convertible debenture accrues interest annually at 6%. This debenture is convertible into the Company’s common stock and is subject to a share price not less than $2.00 per share. This transaction marks the Company’s initial entrance into international oil and natural gas production with the acquisition of Kaliningrad. Kaliningrad currently produces approximately 21,000 barrels of oil per month from eight wells. Kaliningrad is one of three oil exploration and production companies that currently operate in the far-western Russian province of Kaliningrad. Oil reserves for Kaliningrad have been certified by the government at 4.32 million barrels.

5. EQUITY TRANSACTIONS

During the quarter ended March 31, 2005, the Company issued 8,000,000 shares of its common stock to acquire 100% membership interest in OGC. The Company also issued 1,7000,000 shares of its common stock as consideration to enter into a 50% joint venture with Earth Biofuels, Inc.(“Biofuels”).

The Company issued 871,006 shares of its common stock through private placements. These shares were issued at prices ranging from $.35 to $.84 per share. The gross proceeds of these sales amounted to $382,434.

The Company issued 4,625,367 shares of the Company’s common stock to consultants pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $878,000 of consulting services expense in the quarter ended March 31, 2005.

The Company issued 180,000 shares of its common stock to employees has compensation valued at $173,400.

The Company issued 150,000 of its common stock valued at $222,000 as collateral for equipment purchases for a related party.

6. LEASES

The Company currently maintains an agreement to purchase office space in Trona, California to facilitate its hydrogen alternative fuel technology development for $54,994. The office lease is for a term of 59 months commencing on March 31, 2005 at $917 per month. The Company entered into a twelve month capital lease agreement valued at $511,071 for equipment and a gas plant on January 17, 2005. The capital lease agreement calls for eleven monthly installments of $15,000 with a final payment of $346,071 due at the end of the lease.

The following is a schedule of future minimum rent and lease payments due:

Year Ending December 31,
2005	519,325
2006	11,006
2007	11,006
2008	11,006
2009	11,006
Thereafter	2,716
Total	566,065

Rent expense was $1,800 the three months ended March 31, 2005.

7. INVESTMENTS

As part of establishing the Company’s investment in alternative fuels, the Company executed a purchase and sale agreement on February 25, 2005 to acquire a 50% interest in Biofuels in exchange for 1,700,000 shares of restricted common stock of the Company. In addition, on December 6, 2004, the Company formed Decarb a joint venture between the Company and a former officer of the Company. The Company has a 50% interest in this venture, and will continue its hydrogen fuel development through this venture.

Both of these investments have been accounting for using the equity method of accounting. During the three months ended March 31, 2005, the Company realized $6,015 of income related to the Biofuels investment and a $720 loss related to its investment in Decarb.  These amounts have been classified in the Company’s statement of operations under the caption “Other income”.

On March 31, 2005 the Company assigned a note receivable valued at $495,000 in exchange for 495,000 shares, $1.00 par value, convertible preferred stock of Blue Wireless and Data, Inc. This investment is shown as a non-current liability in the Company’s balance sheet.

8. NOTES PAYABLE

At March 31, 2005 the Company maintained notes payable due on its recent pipeline acquisition and to various investors. All notes are classified as current liabilities due to their maturity dates being less than twelve months except for the Company’s note for its building in Trona, California, which has $35,291 classified as long-term debt. The Company is currently in negotiations with these note holders to obtain more favorable terms. The Company’s debt obligations result from its recent acquisitions and are as follows:

Lender	Maturity Date	Interest Rate	Original Principal Amount
Jimmy Brown	On Demand	13.00%	$200,000
Convertible note Donnie Hill (1)		6.00%	$1,000,000
TelcoEnergy Corporation	9/22/2005	6.00%	$179,000
Peter Knollenberg	On Demand	6.00%	$150,000
JPB resources, Inc.	2/24/2006	13.00%	$50,000
JPB resources, Inc.	On Demand	11.00%	$100,000
Bruce Blackwell (2)		11.00%	$100,000
Convertible notes (3)	On Demand	10.00%	$631,539
Koch Pipeline Company, L.P.		9.00%	$1,100,000
Other (4)			$183,746

(1) The Convertible note due to the former owner of BC&D Oil & Gas Corporation is pending the outcome of current litigation.

(2) On March 4, 2005, the Company reached agreement with Mr. Blackwell to convert his convertible debenture to common stock of the Company.

(3) Convertible notes due to the former owners of OGC Pipeline, LLC.

(4) Consists of 7 notes for insurance, building lease and promissory notes due to vendors.

9. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners.  As of March 31, 2005 the Company owed royalties of $829,956 to non-working interest owners and regulatory agencies.

10. EXTRAORDINARY ITEM

Effective March 31, 2005 the Company executed a Compromise of Debt Agreement with Koch Pipeline Company, L.P. (“Koch”) This agreement effectively reduced the principal and interest obligation on the note payable assumed in the acquisition of OGC in February. The principal and interest was reduced to $1,1000,000 as full payment on the pipeline assets resulting in forgiveness of debt in the amount of $2,182,686 in principal and accrued interest. The Company is currently in negotiations to work out the terms of the payments to Koch for the $1,100,000 balance and has made payment totaling $50,000 to date.

11. RELATED PARTY TRANSACTIONS

The Company entered into a management services agreement with DGMAC, LLC effective March 15, 2005. Under the terms of this agreement the Company is charged $40,000 monthly for services provided by Dennis McLaughlin its Chief Executive Officer and Chairman of the Board. The Company and Mr. McLaughlin have agreed to forgo accrual of these amounts until such time as the Company secures the financing necessary to execute its business plan.

The Company entered into a management services agreement with Johnny Flame Consulting, LLC effective March 15, 2005. Under the terms of the agreement the Company is charged $15,000 monthly for services provided by Christopher Chambers its Corporate Secretary. The Company and Mr. Chambers have agreed to forgo accrual of these amounts until such time as the Company secures the financing necessary to execute its business plan.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services. In addition, MAC provides the services of Mr. J. Mark Ariail and Mr. Wayne McPherson the Company’s Chief Financial Officer and Chief Operating Officer. Effective March 15, 2005, Mr. Ariail and Mr. McPherson’s services were no longer provided by MAC and they became employees of the Company. The Company and MAC are currently under negotiations to restructure the management services agreement as provided under the terms of the agreement. On February 15, 2005, MAC loaned the Company $112,015 through a promissory note bearing interest at 7% per annum. This promissory note matures on February 15, 2007 and contains a default interest provision of 18% per annum. At March 31, 2005 approximately $57,000 was outstanding on this promissory note. This note was paid in full during second quarter of 2005.

 On January 17, 2005 the Company entered into a Bill of Sale and Assignment Agreement whereby it assigned two generators and a gas plant, valued at approximately $500,000 to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a note receivable payable to Sovereign in the amount of $495,000. This note receivable was secured by an Agreement of Pledge whereby 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a Capital Lease Agreement with Sovereign whereby Sovereign leased the generators and gas Plant to the Company. The Company subsequently assigned the note receivable to MAC in exchange for 495,000 shares of convertible preferred stock of Blue, which was owned by MAC. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Chief Executive Officer.

During the quarter ended March 31, 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Chief Executive Officer.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

March 31, 2005
Common stock issued for services	$878,095
Common stock issued in acquisition of subsidiary	$4,000,000
Common stock issued for investment in joint venture	$1,700.000
Gain on extinguishment of debt	$2,182,686

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2005

Overview

The Company derives its revenue primarily from monthly oil and natural gas production sales. During the first quarter ended March 31, 2005, the Company acquired an oil and natural gas production company in Russia to add to its domestic oil and natural gas production company acquired in 2004. With these acquisitions the Company changed its business focus to oil and natural gas production from the development of hydrogen generating technology. During the first quarter of 2005, the Company continued to expand its capabilities in the oil and natural gas business by acquiring a series of pipelines. In addition, during the first quarter of 2005, the Company started its alternative fuels business segment designed to compliment the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. The Company also focused on raising capital through private placements of it common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

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

Sales

Sales for oil and natural gas production were $141,937 for the quarter ended March 31, 2005. The company also realized revenue of $5,888 on contracts related to its pipeline assets.

Cost of Sales

Cost of sales relate to oil and gas production were $158,206 consisting of employee benefit cost, regulatory taxes on the oil and natural gas production, purchases of supplies and equipment and electric utility cost for the oil and natural gas field operations.

Selling, General and Administrative Expenses

Selling , general and administrative expenses were $2,056,952 for the three months ended March 31, 2004. These costs reflect $1,350,669 of non-cash stock compensation expense incurred through the issuance of common stock in private placements and the issuance of stock to consultants. The Company also incurred non-cash expense for the issuance of common stock valued at $173,400 as compensation to non-executive employees. The balance of the increase in operating expenses was primarily related to investor relations, travel, business insurance and professional fees for management, legal and accounting services.

Extraordinary Item

Effective March 31, 2005 the Company executed a Compromise of Debt Agreement with Koch Pipeline Company, L.P. (“Koch”) This agreement effectively reduced the principal and interest obligation on the note payable assumed in the acquisition of OGC in February. The principal and interest was reduced to $1,1000,000 as full payment on the pipeline assets resulting in forgiveness of debt in the amount of $2,182,686 in principal and accrued interest. The Company is currently in negotiations to work out the terms of the payments to Koch for the $1,100,000 balance and has made payment totaling $50,000 to date.

Liquidity and Capital Resources

Cash used in operating activities was $281,365 for the three months ended March 31, 2005.  This use of cash reflects increases in accounts receivable and other assets. .

Net cash provided by investing activities was $1,678 for three months ended March 31, 2005. This positive cash flow reflects cash acquired in the OGC acquisition.

Net cash provided by financing activities was $279,228 for three months ended March 31, 2005. Proceeds from sales of common stock of $382,434 and proceeds from notes payable of $112,005 primarily account for this positive cash flow. In addition, the Company paid down debt in the amount of $215,211.

During the period ending March 31, 2005, the Company recorded net income of $49,892. Since the Company completed its reverse merger on October 28, 2004, the Company has accumulated losses aggregating $1.6 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D. The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisitions of Kaliningrad, a Russian oil and gas production company, and OGC, a gas gathering company. The Kaliningrad acquisition increased the Company’s oil and natural gas production capabilities as well as marking the Company’s initial venture into international oil and gas production. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb and Biofuels. Decarb is focused on developing hydrogen fuel alternatives involving propane, while Biofuels produces and distributed bio-diesel fuel. The Company believes these acquisitions will be a major part of establishing future financial stability. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the first quarter ended March 31, 2005, the Company continued to seek financing from private placements and seek acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Off-Balance Sheet Arrangements

At March 31, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements.  The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.

Some of these risks might include, but are not limited to, the following:

(a)           volatility or decline of the Company’s stock price;

(b)           potential fluctuation in quarterly results;

(c)           failure of the Company to earn revenues or profits;

(d)           inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)           failure to commercialize its technology or to make sales;

(f)            rapid and significant changes in markets;

(g)           litigation with or legal claims and allegations by outside parties;

(h)           insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and there exist other risks inherent in the Company’s businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Item 3.        Controls and Procedures

The management of the company has evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon its evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

Item 2.        Change in Securities and Use of Proceeds

During the first quarter ended March 31, 2005, the Company issued 871,006 shares of common stock, via private placement.  The Company is seeking working capital and funds to service its debts and to upgrade and purchase equipment to increase its oil and natural gas production related to its domestic operations. The common stock was sold at prices ranging from $.35 to $.84 per share. The gross proceeds of these sales amounted to $382,434.

Item 3.        Defaults upon Senior Securities – None

Item 4.        Submission of Matters to a Vote of Security Holders

On January 14, 2005, shareholders of the Company received a Notice Of Action By Written Consent Of Shareholders. This document informed shareholders that the Company had secured a Written Consent in Lieu of Special Meeting representing more than 70% of outstanding shareholders. This written consent approved the changing of the name of the Company from Powerball International, Inc. to Apollo Resources International, Inc. and approved the increase in the capitalization of the Company’s authorized shares of common stock from 25,000,000 to 150,000,000 shares. The effective date of these changes was February 3, 2005. The written consent of a majority of the Company’s shareholders satisfies the shareholder approval requirements under Utah law, the Company’s Articles of Incorporation and its Bylaws.

Item 5.        Other Information – None

Item 6.        Exhibits and Reports on Form 8-K

Date of Filing	Subject
March 3, 2005	Unregistered sales of equity securities.
May 31, 2005	Stock Sale Agreement between the Company and JSC Kaliningradneft.

Exhibits:  Exhibit 31 and 32

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of May, 2005.

Apollo Resources International, Inc.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III, CEO