Form 10QSB
period 2005-06-30
APOLLO RESOURCES INTERNATIONAL INC
filed 2005-08-22
CIK 1048237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒

As of August 19, 2005 there were 82,614,213 shares of the registrant’s common stock outstanding.

APOLLO RESOURCES INTERNATIONAL, INC.

BALANCE SHEETS

	June 30, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$4,737	$56,018
Accounts receivable working interest owners	138,739	102,790
Trade accounts receivable	20,474	35,063
Accounts receivable other	171,688	30,709
Deposit – common stock pledged	1,000,000	—
Other current assets	36,374	7,643
Total Current Assets	1,372,012	232,223
Property and equipment, net	16,045,975	7,564,531
Investment in joint ventures	1,690,016	—
Investment in convertible preferred stock	495,000	—
Patents and assigned technology net of amortization of $15,300 at December 31, 2004	—	35,903
Other assets	439,839	56,475
	$20,042,842	$7,889,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$727,451	$379,152
Royalty payable	743,631	807,970
Production, property and payroll taxes payable	273,157	147,067
Lease payable	511,071	—
Notes payable	3,362,702	1,971,072
Total Current Liabilities	5,618,012	3,305,261
Long-term debt	36,184	—
Total Liabilities	5,654,196	3,305,261

Stockholders’ Equity
Common stock, $.001 par value; 150,000,000 shares authorized; and 71,784,405 and 23,853,900 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	$71,784	$23,854
Additional paid-in capital	29,674,369	6,739,052
Accumulated deficit	(7,501,136)	(1,610,181)
Common stock issued for future services	(7,856,371)	(568,854)
Total Stockholders’ Equity	14,388,646	4,583,871
	$20,042,842	$7,889,132

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Oil sales, net	$36,100	$178,037
Other revenue	5,766	12,321
Total revenue	41,866	190,358
Cost of sales	94,726	252,932
Gross profit (loss)	(52,860)	(62,574)
Selling, general and administrative	5,857,866	7,914,818
Operating loss	(5,910,726)	(7,977,392)
Interest expense, net	(100,400)	(171,823)
Other income	70,279	75,574
Loss from operations before income taxes	(5,940,847)	(8,073,641)
Income taxes	—	—
Loss before extraordinary item	(5,940,847)	(8,073,641)

Extraordinary item:
Gain on extinguishment of debt, net of tax	—	2,182,686
Net Loss	$(5,940,847)	$(5,890,955)

Income (loss) per common share:

Basic and diluted:
Loss before extraordinary item	$(.12)	$(.19)
Extraordinary item	—	.05
Net loss	$(.12)	$(.14)

Weighted average shares:

Basic and diluted	51,155,810	41,644,250

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Accumulated Deficit	Totals
Balance December 31, 2004	$23,854	$6,739,052	$(568,854)	$(1,610,181)	$4,583,871
Common stock issued in acquisition	8,000	3,992,000	—	—	4,000,000
Common stock issued for investment in joint ventures	2,500	1,523,500	—	—	1,526,000
Stock issued to retire debt	300	110,610			110,910
Stock pledged for note payable	5,000	995,000			1,000,000
Common stock issued in private equity sales	11,935	4,974,875	—	—	4,986,810
Common stock issued for services	16,983	9,751,552	(7,287,517)	—	2,481,018
Common stock issued for employee compensation	2,380	730,248	—	—	732,628
Common stock issued as collateral for purchases	832	357,532	—	—	358,364
Capital contribution to subsidiary	—	500,000	—	—	500,000
Net and comprehensive loss	—	—	—	(5,890,955)	(5,890,955)
Balance June 30, 2005	$71,784	$29,674,369	$(7,856,371)	$(7,501,136)	$14,388,646

See accompanying notes to financial statements

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30 2005

Cash Flows from Operating Activities:
Net loss	$(5,890,955)
Non-cash items included in net loss:
Depreciation, amortization and depletion	108,166
Common stock issued for services	2,481,018
Stock issuance compensation expense	3,149,171
Common stock issued for compensation	723,400
Gain on extinguishment of debt	(2,182,686)
Other	(123,113)

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(183,820)
Prepaid and other assets	(23,022)

Increase (decrease) in:
Accounts payable and accrued expenses	320,287
Net cash used in operating activities	(1,621,554)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	2,003
Purchase of equipment	(4,061)
Net cash used in investing activities	(2,058)

Cash Flows From Financing Activities:
Proceeds from notes payable	112,005
Proceeds from sales of common stock	1,837,639
Repayments of notes payable	(377,313)
Net cash provided by financing activities	1,572,331

Net decrease in cash	(51,281)

Cash and cash equivalents
Beginning of year	56,018
End of period	$4,737

See accompanying notes to financial statements.

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose – Apollo Resources International, Inc. (the “Company”) was incorporated on July 9, 1997 under the laws of the State of Utah. Effective October 28, 2004, the Company executed a share exchange agreement, in which the Company acquired an oil and natural gas production company. With this acquisition the Company changed its primary business focus to oil & natural gas production. Subsequent acquisitions and ventures have added oil and natural gas transportation via the acquisition of pipelines and developed an alternative fuels segment with ventures in biodiesel and hydrogen energy alternatives. Before October 28, 2004, the Company was accounted for as a developmental stage company for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. JSC Kaliningradneft (“Kaliningrad”) management has to date not provided the financial statements of Kaliningrad in accordance with U.S. generally accepted accounting principles. Accordingly, the results of operations of Kaliningrad have not been included in the results of operations of the Company. All significant intercompany transactions and balances have been eliminated. Results of operations for the Company’s gas transmission company, OGC Pipeline, LLC (“OGC”), have been consolidated since February 7, 2005, the effective date of the acquisition.

With the execution of the share exchange agreement on October 28, 2004, the Company effected a 2 for 1 reverse split of its common stock.  Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of Theseus Resources, Inc. (“Theseus”), in exchange for the issuance of 18,000,000 post-split shares of the Company’s restricted common stock.  This transaction was recorded as a reverse acquisition using the purchase method of business combinations.  In a reverse acquisition all accounting history becomes that of the accounting acquirer.  Therefore, all historical information prior to the acquisition is that of Theseus.  Accordingly, there are no comparative financial statements presented for the three and six month periods ended June 30, 2005.

In management’s opinion, these financial statements include all adjustments necessary, accept those related to Kaliningrad discussed above, to present fairly the financial position of the Company at June 30, 2005 and the results of operations and changes in cash flows for the three and six month periods ended June 30, 2005. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry.  Revenue is recognized when earned in accordance with the accrual basis of accounting.  These policies are summarized below.

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

Accounts Receivable– At June 30, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners.  As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses.  For the period ended June 30, 2005, the working interest owners accrued revenue of $49,688. As of June 30, 2005 the working interest owners owed the Company $138,739.

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

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, investments in marketable equity securities, accounts payable, accrued expenses and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

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

Warrants - During 2003, the Company issued a former officer in connection with such officer’s employment agreement, a warrant for 65,000 shares of restricted common stock. Such warrant has an exercise price of $2.50 per share and expires on December 11, 2006.

Stock Options and Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through June 30, 2005, there have been no significant grants to non-employees.

The Company grants incentive and non-qualified stock options and has reserved 19,532,000 shares of common stock for issuance under its stock option plans. The majority of the options granted become exercisable at the date of grant, and generally expire three years after the date of grant.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(5,940,847)	$(5,890,955)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(937)
Adjusted net loss	$(5,940,847)	$(5,891,892)

Earnings per share
As reported
Basic and diluted	$(.12)	$(.14)
As adjusted
Basic and diluted	$(.12)	$(.14)

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

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months Ended June 30, 2005
Basic earnings per share	$(5,940,847)	51,155,810	$(.12)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Convertible notes	—	—	—
Diluted earnings per share	$(5,940,847)	51,155,810	$(.12)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2005
Basic earnings per share	$(5,890,955)	41,644,250	$(.14)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Convertible notes	—	—	—
Diluted earnings per share	$(5,890,955)	41,644,250	$(.14)

Total stock options and warrants outstanding at June 30, 2005 that are not included in the diluted earnings per share computation are approximately 80,875. Convertible notes not included in the computation of diluted earnings per share are equivalent to approximately 1,328,755 shares. These stock options, warrants and convertible notes were not included in the computation of earnings per share at June 30, 2005 due to exercise prices exceeding the average market value of the Company’s common stock, and due to the Company’s incurring a net loss during the periods presented.

Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the year.  Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding stock options, warrants and convertible notes having a dilutive effect. The numerator for the periods presented is equal to the reported net income.

Income Taxes— The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at June 30, 2005, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $9.2 million expire in the years 2013 through 2019.

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending June 30, 2005, the Company recorded a net loss of $5,890,955. Since the Company completed its reverse merger on October 28, 2004, the Company has accumulated losses aggregating $7.5 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production and gas pipeline transmission operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D Oil & Gas Corporation (“BC&D”). The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company negotiated the acquisition of OGC, a gas gathering company. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb, Energy Ventures Organization, Inc. (“Energy Ventures”), and Earth Biofuels, Inc. (“Biofuels”). Decarb and Energy Ventures are focused on developing hydrogen power projects, while Biofuels produces and distributes bio-diesel fuel. The Company believes these acquisitions will be a part of establishing future financial stability. In July of 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. Please see note 13 (Subsequent Events) for terms relating to the $3.0 million financing. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. On July 7, 2005 the Company completed a $3.0 million financing. This financing allowed the Company to secure full payment of its pipeline assets and infuse capital into its oil and gas subsidiary BC&D as well as continue funding its alternative fuels joint ventures. As of June 30, 2005, the Company continued to seek other financing from private placements and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, this could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company may not be able to continue operations due to liens, collateralized notes or other secured positions placed on the Company’s assets.

3. PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimates of abandonment costs, net of estimated equipment salvage costs.  No costs related to production, general corporate overhead, or similar activities have been capitalized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	June 30, 2005	December 31, 2004
Building	$46,297	$—
Machinery and equipment	1,949,547	2,036,501
Computer equipment	3,737	—
Gas plant	316,443	316,443
Intangible drilling costs	229,848	229,848
Oil & gas leases	7,694,708	7,694,708
Pipeline easements	8,028,181	—
Automobiles	49,107	49,107
Leasehold improvements	—	22,091
	18,317,868	10,348,698
Less accumulated depreciation, amortization and depletion	2,271,893	2,784,167
	$16,045,975	$7,564,531

Depreciation, amortization and depletion expense for the three and six months ended June 30, 2005 was $28,396 and $108,166, respectively.

Depreciation, amortization and depletion expense for the year ended December 31, 2004 was $80,993.

4. ACQUISITIONS

Effective February 7, 2005 the Company acquired 100% membership interest in OGC from SW Energy Investments, Inc. (“SW Energy”). In consideration of this acquisition the Company exchanged 8,000,000 shares of the Company’s common stock valued at $.50, the closing market price on February 7, 2005. In this acquisition the Company acquired approximately 1,800 miles of pipeline used for the transmission of oil and natural gas. Post acquisition SW Energy owned approximately 18% of the outstanding common stock of the Company.

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

Six Months Ended
June 30, 2005

Net Loss, as reported	$(5,890,955)
Additional estimated OGC net loss (prior to acquisition date)	(27,916)

Pro-forma net loss	$(5,918,871)

Weighted average shares outstanding, as reported	41,644,250
Adjustment to reflect common stock issued to SW Energy	1,635,359

Pro-forma weighted average shares outstanding	43,279,609

Loss per share, as reported	$(.14)

Pro-forma loss per share	$(.14)

Effective March 18, 2005, the Company entered into a stock sale agreement with shareholders of Kaliningrad. Kaliningrad management has to date not provided the financial statements of Kaliningrad in accordance with United States generally accepted accounting principles. Accordingly, the results of operations of Kaliningrad have not been included in the results of operations of the Company. Pursuant to the stock sale agreement the Company acquired 90% of the equity interest of Kaliningrad. In consideration, the Company executed a convertible debenture, maturing March 18, 2006, in the amount of $18,500,000 payable to the shareholders of Kaliningrad. This convertible debenture accrues interest annually at 6%. This debenture is convertible into the Company’s common stock and is subject to a share price not less than $2.00 per share. This transaction marked the Company’s initial entrance into international oil and natural gas production. Kaliningrad currently produces approximately 21,000 barrels of oil per month from eight wells. Kaliningrad is one of three oil exploration and production companies that currently operate in the far-western Russian province of Kaliningrad. Oil reserves for Kaliningrad have been certified by the government at 4.32 million barrels.

5. EQUITY TRANSACTIONS

On June 30, 2005, the Company issued 8,000,000 shares of its common stock to acquire 100% membership interest in OGC. The Company also issued 1,700,000 shares of its common stock as consideration to enter into a 50% joint venture with Biofuels and 800,000 shares to acquire a 50% interest in Energy Ventures.

During the first six months of 2005 the Company issued 11,935,949 shares of its common stock through private placements.  Proceeds of these sales total $1,837,639 for the six months ended June 30, 2005.

During the first six months of 2005 the Company issued 16,983,604 shares of the Company’s common stock to consultants in restricted form and pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $2,271,076 and $3,149,171 of consulting services expense for the three and six months ended June 30, 2005.

During the first six months of 2005 the Company issued 2,380,000 shares of its common stock to employees as compensation. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $550,000 and $723,400 of employee compensation expense for the three and six months ended June 30, 2005.

The Company has issued a total of 831,818 shares of its common stock valued at $358,364 as collateral for purchases made by Blue Wireless and Data, Inc. The Company’s CEO and Corporate Secretary act as Chairman of the Board and CEO of Blue Wireless and Data, Inc.

During the second quarter of 2005 the Company issued 5,000,000 shares of its common stock to Koch Pipeline Company L.P. (“Koch”) valued at $1.0 million. These shares were pledged as collateral on the $1.0 million note due to Koch and were held in escrow pending the Company’s final payment. In July of 2005, the Company made full payment to Koch. Subsequently the 5,000,000 shares of the Company’s common stock were returned to the Company and cancelled.

During the second quarter of 2005 the Company issued 300,000 shares of its common stock valued at approximately $111,000 to retire a $100,000 convertible note payable to Mr. Bruce Blackwell.

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

Rent expense was $1,006 and $2,806 for the three and six months ended June 30, 2005.

7. INVESTMENTS

As part of establishing the Company’s investment in alternative fuels, the Company executed a purchase and sale agreement on February 25, 2005 to acquire a 50% interest in Biofuels in exchange for 1,700,000 shares of restricted common stock of the Company. On December 6, 2004, the Company formed Decarb, a joint venture between the Company and a former officer of the Company. In addition, on May 2, 2005 the Company reached agreement with Energy Ventures to acquire a 50% interest for 800,000 shares of restricted common stock valued at $200,000. At June 30, 2005 the Company’s investment in these ventures totaled $1,690,016.

The investments in Biofuels, Decarb and Energy Ventures have been accounted for using the equity method of accounting. During the three and six months ended June 30, 2005, the Company realized income of $67,218 and $72,513 related to these investments. These amounts have been classified in the Company’s statement of operations under the caption “Other income”.

On March 31, 2005 the Company assigned a note receivable valued at $495,000 in exchange for 495,000 shares, $1.00 par value, convertible preferred stock of Blue Wireless and Data, Inc. This investment is shown as a non-current liability in the Company’s balance sheet.

8. NOTES PAYABLE

At June 30, 2005 the Company maintained notes payable acquired with its acquisitions of BC&D and OGC and to various vendors.

Lender	Maturity Date	Interest Rate	Original Principal Amount
Jimmy Brown	On Demand	13.00%	$200,000
Convertible Note D. Hill (1)		6.00%	1,000,000
TelcoEnergy Corporation	9/22/2005	6.00%	179,000
Peter Knollenberg	On Demand	6.00%	150,000
Convertible Notes OGC (2)	On Demand	10.00%	598,241
JPB Resources, Inc.	2/24/2006	13.00%	50,000
JPB Resources, Inc.	On Demand	11.00%	100,000
Koch Pipeline Co., L.P. (3)		9.00%	1,000,000
Other (4)			121,645
Total notes payable			3,398,886
Less current portion of notes payable			3,362,702
Long –term portion of notes payable			$36,184

(1)          Convertible note due to the former owner of BC&D Oil & Gas Corporation. The Company and Mr. Hill have reached an agreement to settle this note pending settlement negotiations pertaining to current litigation.

(2)          Convertible notes due to former owners of OGC Pipeline, LLC.

(3)          Note was paid in full in July 2005.

(4)          Miscellaneous notes for insurance and other vendors

9. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners.  As of June 30, 2005 the Company owed royalties of $783,764 to non-working interest owners and regulatory agencies.

10. EXTRAORDINARY ITEM

Effective March 31, 2005 the Company executed a Compromise of Debt Agreement with Koch. This agreement effectively reduced the principal and interest obligation on the note payable assumed in the acquisition of OGC in February. The principal and interest was reduced to $1,100,000 as full payment on the pipeline assets resulting in forgiveness of debt in the amount of $2,182,686 in principal and accrued interest. The Company made payments totaling $100,000 to Koch during the second quarter of 2005. In July 2005, the remaining balance of $1,000,000 was paid in full.

11. RELATED PARTY TRANSACTIONS

The Company entered into a management services agreement with DGMAC, LLC effective March 15, 2005. Under the terms of this agreement the Company is charged $40,000 monthly for services provided by Dennis McLaughlin, its Chief Executive Officer and Chairman of the Board. The Company and Mr. McLaughlin agreed to make no accrual of Mr. McLaughlin’s compensation, related to his management services agreement during the first quarter of 2005. The Company resumed accrual of Mr. McLaughlin’s management service agreement effective July 1, 2005 upon completion of the Company’s current funding.

The Company entered into a management services agreement with Johnny Flame Consulting, LLC effective March 15, 2005. Under the terms of the agreement the Company is charged $15,000 monthly for services provided by Christopher Chambers, its Corporate Secretary. The Company and Mr. Chambers agreed to make no accrual of Mr. Chamber compensation, related to his management services agreement during the first quarter of 2005. The Company resumed accrual of Mr. Chambers management service agreement effective July 1, 2005 upon completion of the Company’s current funding.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services. In addition, MAC provides the services of Mr. J. Mark Ariail and Mr. Wayne McPherson, the Company’s Chief Financial Officer and Chief Operating Officer. Effective March 15, 2005, Mr. Ariail and Mr. McPherson’s services were no longer provided by MAC and they became employees of the Company. The Company and MAC are currently under negotiations to restructure the management services agreement as provided under the terms of the agreement. On February 15, 2005, MAC loaned the Company $112,015 through a promissory note bearing interest at 7% per annum. This promissory note matures on February 15, 2007 and contains a default interest provision of 18% per annum. At June 30, 2005 there were no amounts outstanding on this promissory note.

On January 17, 2005 the Company entered into a Bill of Sale and Assignment Agreement whereby it conveyed ownership of two generators and a gas plant, valued at approximately $500,000, to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a promissory note in the amount of $495,000.  This note was secured by an Agreement of Pledge pursuant to which 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a Capital Lease Agreement with Sovereign whereby Sovereign leased the generators and gas plant to the Company. The Company subsequently assigned the Sovereign promissory note to MAC in exchange for 495,000 shares of convertible preferred stock of Blue. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Chief Executive Officer.

During the half ended June 30, 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Chief Executive Officer.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

June 30, 2005
Common stock issued for services	$2,481,018
Common stock issued in acquisition of subsidiary	$4,000,000
Stock issuance compensation expense	$3,149,171
Common stock issued for investment in joint ventures	$1,526,000
Gain on extinguishment of debt	$2,182,686
Stock pledged for note payable	$1,000,000

13. SUBSEQUENT EVENTS

$3.0 Million Convertible Notes with Warrants

On June 30, 2005, the Company entered into (and on July 7, 2005 completed the transaction contemplated by) a Note and Warrant Purchase Agreement with the certain investors, pursuant to which the Company issued $3,000,000 principal amount of 8% Secured Convertible Promissory Notes and related securities.

The following summarizes the principal terms of the transaction:

Terms of Secured Convertible Promissory Notes

Pursuant to the Note and Warrant Purchase Agreement, the Company sold to certain investors (the “Noteholders”) an aggregate of $3,000,000 principal amount of 8% secured convertible promissory notes, together with warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock, and an additional investment right entitling the Noteholders to purchase up to an additional $3,000,000 of 8% secured convertible promissory notes and warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock.

These notes are secured by a continuing security interest in certain of the Company’s assets pursuant to the terms of a security agreement among Apollo Resources International, Inc., its wholly owned subsidiaries BC&D Oil and Gas Corporation (“BC&D”) and OGC Pipeline LLC (“OGC”), and the Noteholders.  Additional terms of the 8% secured convertible notes include:

•                  Unless converted or redeemed as described below, the 8% secured convertible notes are due on December 30, 2007.

•                  8% annual interest, payable semi-annually in arrears beginning December 1, 2005. The interest is payable either in cash or at the Company’s option (subject to the satisfaction of certain conditions) in shares of the Company’s common stock valued at 92.55% of the volume weighted average price of the Company’s common stock for the 5 trading days prior to the payment date.

•                  While the notes are outstanding, if the Company issues equity or equity linked securities at a price lower than the conversion price, then the conversion price of these 8% secured convertible notes will be reduced to the same price.

•                  The notes are convertible at any time at the option of the Noteholders into shares of the Company’s common stock at a conversion price of $0.25 per share.  The conversion price is also subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, mergers or consolidations, or certain issuances of common stock at a price below the initial conversion price of $0.25 per share, subject to adjustment as set forth above.

•                  The number of shares of the Company’s common stock acquired by any Noteholders upon conversion of the notes is limited to the extent necessary to ensure that following the conversion the total number of shares of the Company’s common stock beneficially owned by the Noteholders does not exceed 4.999% of our issued and outstanding common stock.

•                  The Company can prepay all or any portion of the principal amount of the notes, plus any accrued but unpaid interest at 120% of face amount, but only if certain conditions are satisfied, including an effective registration. If the Company should elect to prepay the notes, the Noteholders will have 30 calendar days to convert the notes into shares of the Company’s common stock. If the Company elects to prepay the notes, the Company must do so pro-rata amongst the Noteholders.

Terms of Warrants

The Company also issued warrants to purchase up to 12,000,000 shares of the Company’s common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.30 per share.

The warrant exercise price is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share.

The warrants include a “cashless exercise” feature, which permits the Noteholder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the Noteholder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants.

Terms of Additional Investment Right

The Company also issued an additional investment right, which entitles the Noteholders to purchase (a) up to an additional $3,000,000 principal amount of 8% secured convertible notes and (b) warrants to purchase up to an additional 12,000,000 shares of the Company’s common stock.  This additional investment right vests 30 days following the registration of the underlying shares of common stock and ends six months thereafter. The terms and conditions of the securities contained in the additional investment right will be identical to the initial notes and warrants.

Registration of Common Stock

The Company agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants, as well as the shares related to the additional investment right.  If the Company fails to file the registration statement on a timely basis, or if it is not declared effective by the Securities and Exchange Commission within a maximum of 150 days from the date the Company closed the transaction contemplated by the Note and Warrant Purchase Agreement (July 7, 2005), the Company is required to pay to the Noteholders liquidated damages equal to 2.0% of the amount invested and liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period.

Exchange Rights

For the 24-month period from the date of the closing, if the Company completes a private equity or equity-linked financing on terms more favorable than the terms governing the notes, the Noteholders may exchange the notes at 100% of face value for the securities in such new financing, provided that the exchange is in compliance with applicable securities laws.

Right of First Offer

For the 12-month period from the date of the closing, the Noteholders will have the right of first offer to purchase all or part of any private financing, subject to certain exceptions, including employee options plans, the issuance of stock for situations involving strategic partnerships, acquisition candidates and underwritten public offerings.

Change of Control

In the event a third party acquires greater than 50% of the Company’s outstanding shares of common stock, the Noteholders may elect to have the notes redeemed by the Company at 110% of face value plus all accrued interest and unpaid interest, which, at the Noteholders option, may be paid in cash or common stock.

Placement Agent Fees; Other Fees

The Company engaged H.C. Wainwright & Co., Inc. (“Wainwright”), as the exclusive placement agent in connection with the private placement. Under the Company’s agreement with Wainwright, a cash fee of $210,000 (7% of the gross proceeds of the financing) was paid and, in addition, issued to Wainwright warrants to purchase 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30. The warrants generally have the same terms as the warrants issued to the Noteholders.  In addition, the Company agreed to pay to

Wainwright a cash fee of 7% of the aggregate consideration received by the Company from the exercise of any warrants.  The Company paid the Noteholders approximately $21,000 for the legal fees incurred in connection with this transaction.  The Company also engaged 1st SB Partners Ltd. as an advisor in connection with the private placement.  Under the Company’s agreement with 1st SB, the Company paid a cash fee of $210,000 (7% of the gross proceeds of the financing) and, in addition, issued to 1st SB warrants to purchase 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30.  The warrants generally have the same terms as the warrants issued to the Noteholders.

Acquisition of Earth Biofuels, Inc.

On August 19, 2005 the Company entered into a Securities Purchase Agreement to acquire additional shares of Biofuels, the Company’s 50% owned subsidiary.  As a consequence of the acquisition, the Company will own 80% of the issued and outstanding shares of Biofuels.  Pursuant to the transaction, the Company will issue 6 million restricted shares of its common stock to Biofuels shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company derives its revenue primarily from monthly oil and natural gas production sales and rental fees related to its gas pipeline. During the first six months ended June 30, 2005, the Company entered into a stock sale agreement with shareholders of Kaliningrad, a Russian oil and natural gas production company. This agreement adds to the Company’s domestic oil and natural gas production company, BC&D, acquired in 2004. With these events the Company changed its business focus to oil and natural gas production from the development of hydrogen generating technology. The Company continued to expand its capabilities in the oil and natural gas business by acquiring a series of pipelines. In addition, during the first quarter of 2005, the Company started its alternative fuels business segment designed to complement the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. The Company also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

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

Revenue Recognition

Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground. Rental fee revenue related to transmission of gas through pipelines is collected on a monthly basis based on the volume of gas transmitted.

Business Combinations

Business combinations are accounted for using the purchase method. Under the purchase method the Company reports the acquired entities’ assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination. If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2005

Sales

Net sales for oil production were $36,100 for the quarter ended June 30, 2005. The company also realized revenue of $5,478 on rental fees related to its pipeline assets. Gas sales were $288.

Cost of Sales

Cost of sales were $94,726 consisting of employee benefit cost, consulting fees, regulatory taxes on oil and natural gas production, purchases of supplies and equipment and electric utility cost for the oil and natural gas field operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,857,866 for the quarter ended June 30, 2005. These costs reflect $2.3 million of non-cash stock compensation expense incurred through the issuance of common stock in private placements and $1.6 million of non-cash consulting expense incurred through the issuance of the Company’s common stock. The Company also incurred non-cash expense for the issuance of common stock valued at $0.6 million as compensation to executive and non-executive employees. The balance of operating expenses was primarily related to personnel salary and benefit costs, travel, and professional fees for management, legal and accounting services.

Other Income

Other income for the quarter ended June 30, 2005 was $70,279. This income is primarily related to increases in the Company’s investment in its alternative fuels joint ventures.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

Sales

Net sales for oil production were $178,037 for the six months ended June 30, 2005. The company also realized revenue of $11,366 on rental fees related to its pipeline assets. Gas sales were $955.

Cost of Sales

Cost of sales were $252,932 consisting of employee benefit cost, consulting fees, regulatory taxes on oil and natural gas production, purchases of supplies and equipment and electric utility cost for the oil and natural gas field operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,914,818 for the six months ended June 30, 2005. These costs reflect $3.1 million of non-cash stock compensation expense incurred through the issuance of common stock in private placements and $2.5 million of non-cash consulting expense incurred through the issuance of the Company’s common stock. The Company also incurred non-cash expense for the issuance of common stock valued at $0.7 million as compensation to executive and non-executive employees. The balance of operating expenses was primarily related to personnel salary and benefit costs, travel, and professional fees for management, legal and accounting services.

Other Income

Other income for the six months ended June 30, 2005 was $75,574. This income is primarily related to increases in the Company’s investment in its alternative fuels joint ventures.

Extraordinary Item

Effective March 31, 2005 the Company executed a Compromise of Debt Agreement with Koch. This agreement effectively reduced the principal and interest obligation on the note payable assumed in the acquisition of OGC in February of 2005. The principal and interest was reduced to $1,100,000 as full payment on the pipeline assets resulting in forgiveness of debt in the amount of $2,182,686 in principal and accrued interest. In July of 2005, the Company paid the note in full.

Liquidity and Capital Resources

Cash used in operating activities was $1,621,554 for the six months ended June 30, 2005.  This use of cash reflects the cash portion of the Company’s net loss for the period as well as increases in accounts receivable and other assets.

Net cash used in investing activities was $2,058 for the six months ended June 30, 2005. This use of cash relates to purchases of computer equipment.

Net cash provided by financing activities was $1,572,331 for the six months ended June 30, 2005. Proceeds from sales of common stock of $1,837,639 and proceeds from notes payable of $112,005 primarily account for this positive cash flow. In addition, the Company paid down debt in the amount of $377,313.

During the period ending June 30, 2005, the Company recorded a net loss of $5,890,955. Since the Company completed its reverse merger on October 28, 2004, the Company has accumulated losses aggregating $7.5 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production and gas pipeline transmission operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D Oil & Gas Corporation (“BC&D”). The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company negotiated the acquisition of OGC, a gas gathering company. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb, Energy Ventures Organization, Inc. (“Energy Ventures”), and Earth Biofuels, Inc. (“Biofuels”). Decarb and Energy Ventures are focused on developing hydrogen power projects, while Biofuels produces and distributes bio-diesel fuel. The Company believes these acquisitions will be a part of establishing future financial stability. In July of 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. Please see note 13 (Subsequent Events) for terms relating to the $3.0 million financing. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. On July 7, 2005 the Company completed a $3.0 million financing. This financing allowed the Company to secure full payment of its pipeline assets and infuse capital into its oil and gas subsidiary BC&D as well as continue funding its alternative fuels joint ventures. As of June 30, 2005, the Company continued to seek other financing from private placements and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, this could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company may not be able to continue operations due to liens, collateralized notes or other secured positions placed on the Company’s assets.

Off-Balance Sheet Arrangements

At June 30, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

•                                          the extent, if any, to which competitors develop proprietary tools that improve their ability to compete; and

•                                          the extent of competitors’ responsiveness to customer needs.

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

(g)                                 litigation with or legal claims and allegations by outside parties; and

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

On November 5, 2004, the Company received notice that it has been named as a cross-defendant by cross-complainants Omar V. Sanchez and SovCap Advisors, Inc., in Foster v SovCap, Case No. 04CC08470, as per a filing dated October 15, 2004, in the Superior Court of the State of California for the County of Orange, Central District Center. The complaint by the cross-defendants alleges breach of an oral contract, fraud allegations and claims for indemnity in a suit by one of the Company’s shareholders against SovCap and Sanchez.  On May 5, 2005 the Company was dismissed as a defendant in this matter.

On March 7, 2005, the Company received notice that it has been named as a defendant, among others, by plaintiffs Donnie Hill, a former employee of the Company, and BC&D Operating Co., Inc. Case No. CV-2005-128 in the Fifth Judicial District Court, State of New Mexico, for the County of Lea. The plaintiffs allege breach of contract related to certain stock purchase agreements with the preceding owner of BC&D, breach of contract related to Mr. Hill’s employment agreement with the preceding owner of BC&D, breach of covenant of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, violation of the New Mexico Securities Act by the preceding owner of BC&D, civil conspiracy, calling for the appointment of a receiver for the assets and business affairs of BC&D, constructive trust, declaratory judgment related to the Company election as successor operators and lastly punitive damages related to the above allegations. These allegations stem from the Company’s execution of a share exchange agreement with TKM, whereby the Company gained control of 100% of the assets of BC&D. On July 11, 2005, the parties met and during mediation agreed to settle the case and are in the process of finalizing those negotiations.

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

Item 2.        Change in Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Company issued 11,045,676 shares of common stock, via private placement.  The Company is seeking working capital and funds to service its debts and to upgrade and purchase equipment to increase its oil and natural gas production and pipeline assets. The common stock was sold at prices ranging from $1.16 to $.54 per share. The gross proceeds of these sales amounted to $1,552,884.

Item 3.        Defaults upon Senior Securities – None

Item 4.        Submission of Matters to a Vote of Security Holders – None

Item 5.        Other Information – None

Item 6.        Exhibits and Reports on Form 8-K

Reports on Form 8-K.

Date of Filing	Subject
April 19, 2005	Membership Interests Purchase Agreement between the Company and SW Energy Investments, Inc.
June 20, 2005	Letter Agreement between the Company and H.C. Wainwright & Co.
June 29, 2005	Memorandum of Understanding between the Company’s 50% owned subsidiary Earth Biofuels, Inc. and Gulf Coast Fuels, Inc.

Exhibits.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of August, 2005.

Apollo Resources International, Inc.

/s/ Dennis G. McLaughlin, III

Dennis G. McLaughlin, III
Chief Executive Officer