Form 10QSB
period 2005-09-30
APOLLO RESOURCES INTERNATIONAL INC
filed 2005-11-21
CIK 1048237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

As of November 15, 2005 there were 102,611,579 shares of the registrant’s common stock outstanding.

APOLLO RESOURCES INTERNATIONAL, INC.

BALANCE SHEETS

	September 30, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$33,164	$56,018
Accounts receivable working interest owners	173,298	102,790
Trade accounts receivable	137,891	35,063
Accounts receivable other	36,982	30,709
Inventory	52,807	—
Other current assets	188,409	7,643
Total Current Assets	622,551	232,223
Property and equipment, net	16,420,079	7,564,531
Investment in joint ventures	200,000	—
Investment in convertible preferred stock	495,000	—
Patents and assigned technology net of amortization of $15,300 at December 31, 2004	—	35,903
Goodwill	4,493,972	—
Other assets	462,839	56,475
	$22,694,441	$7,889,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,698,198	$379,152
Royalty payable	845,232	807,970
Production, property and payroll taxes payable	421,072	147,067
Lease payable	406,071	—
Notes payable	1,282,679	1,971,072
Total Current Liabilities	4,653,252	3,305,261
Long-term debt	1,089,754	—
Total Liabilities	5,743,006	3,305,261

Stockholders’ Equity
Common stock, $.001 par value; 150,000,000 shares authorized; 96,811,664 and 23,853,900 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	$96,812	$23,854
Additional paid-in capital	45,663,972	6,739,052
Accumulated deficit	(18,339,527)	(1,610,181)
Common stock issued for future services	(10,469,822)	(568,854)
Total Stockholders’ Equity	16,951,435	4,583,871
	$22,694,441	$7,889,132

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Oil sales, net	$—	$178,037
Product sales – bio diesel	86,205	86,205
Pipeline rental fees	9,023	20,389
Gas sales	—	955
Total revenue	95,228	285,586
Cost of sales	338,155	591,087
Gross profit (loss)	(242,927)	(305,501)
Selling, general and administrative	10,504,361	18,419,179
Operating loss	(10,747,288)	(18,724,680)
Interest expense, net	(453,355)	(625,178)
Other income	362,252	437,826
Loss from operations before income taxes	(10,838,391)	(18,912,032)
Income taxes	—	—
Loss before extraordinary item	(10,838,391)	(18,912,032)

Extraordinary item:
Gain on extinguishment of debt, net of tax	—	2,182,686
Net loss	$(10,838,391)	$(16,729,346)

Income (loss) per common share:

Basic and diluted:
Loss before extraordinary item	$(.13)	$(.34)
Extraordinary item	—	.04
Net loss	$(.13)	$(.30)

Weighted average shares:

Basic and diluted	81,056,761	54,926,122

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Accumulated Deficit	Totals
Balance December 31, 2004	$23,854	$6,739,052	$(568,854)	$(1,610,181)	$4,583,871
Common stock issued in acquisition	8,000	3,992,000	—	—	4,000,000
Common stock issued for investment in joint ventures	8,500	4,402,300	—	—	4,410,800
Stock issued to retire debt	300	110,610			110,910
Stock issued in exercise of warrants	2,559	3,632,549			3,635,108
Common stock issued in private equity sales	15,255	6,646,829	—	—	6,662,084
Common stock issued for services	26,738	14,285,446	(9,900,968)	—	4,411,216
Common stock issued for employee compensation	10,500	4,883,328	—	—	4,893,828
Common stock issued as collateral for purchases	832	357,532	—	—	358,364
Stock issued in litigation settlement	274	114,326			114,600
Capital contribution to subsidiary	—	500,000	—	—	500,000
Net and comprehensive loss	—	—	—	(16,729,346)	(16,729,346)
Balance September 30, 2005	$96,812	$45,663,972	$(10,469,822)	$(18,339,527)	16,951,435

See accompanying notes to financial statements

APOLLO RESOURCES INTERNATIONAL, INC.

 STATEMENTS OF CASH FLOWS

Nine Months Ended
September 30
2005

Cash Flows from Operating Activities:
Net loss	$(16,729,346)
Non-cash items included in net loss:
Depreciation, amortization and depletion	156,573
Common stock issued for services	4,411,216
Stock issuance compensation expense	4,199,921
Common stock issued for compensation	4,893,828
Cashless exercise of stock warrants	1,507,201
Gain on extinguishment of debt	(2,182,686)
Gain on litigation settlement	(497,430)
Other	(77,567)

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	15,612
Prepaid and other assets	(233,032)

Increase (decrease) in:
Accounts payable and accrued expenses	666,653
Net cash used in operating activities	(3,869,057)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	10,374
Purchase of property, plant and equipment	(223,620)
Net cash used in investing activities	(213,246)

Cash Flows From Financing Activities:
Proceeds from notes payable	112,005
Proceeds from sales of common stock	2,462,163
Proceeds from convertible notes	3,000,000
Repayments of notes and capital lease payable	(1,514,719)
Net cash provided by financing activities	4,059,449

Net decrease in cash	(22,854)

Cash and cash equivalents
Beginning of year	56,018
End of period	$33,164

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Results of operations for the Company’s gas transmission company OGC Pipeline, LLC (“OGC”) have been consolidated since February 7, 2005 the effective date of the acquisition. Results of operations for the Company’s bio diesel production and distribution company Earth Biofuels, Inc. (“Biofuels”) have been consolidated since August 19, 2005 the date the Company completed the acquisition of 80% interest in Biofuels.

The results of operations of JSC Kaliningradneft (“Kaliningrad”) acquired March 22, 2005, are not included with the accounts presented in this Form 10-QSB. Effective November 3, 2005, the Company announced that it was exercising its contractual right to rescind the March 2005 stock sale transaction with shareholders of Kaliningrad. The Company’s decision comes after protracted efforts to resolve serious issues that were discovered by the Company post-closing, as well as efforts to resolve the failure of Kaliningrad to provide certain critical financial data that was represented in the March agreement. Specifically, shareholders of Kaliningrad had purported to transfer 90% of its issued and outstanding shares of stock to the Company; however, it has become apparent that shareholders of Kaliningrad are not in a position to transfer more than 50.10% of its stock. The Company has been in protracted discussion with the owners of the remaining shares but, so far, has been unable to reach a new agreement with them and has agreed to release any claims it may have had in regard to their shares. Additionally, Kaliningrad, pursuant to the March agreement, was required to provide the Company with audited statements for fiscal years 2003 and 2004, prepared in accordance with U.S. Generally Accepted Accounting Principles, which Kaliningrad has failed to do despite repeated efforts on the part of the Company to secure them. As a result of the above issues, the Company is exercising the contractual right of rescission that was reserved to the Company under the March 2005 stock sale agreement, bill of sale, and $18.5 million convertible debenture. The Company remains in contact with the ownership of Kaliningrad and a new agreement may be reached. In the meantime, the convertible debenture issued by the Company is cancelled and the Company has reserved certain rights that it may have had under the March agreement with respect to the rescission of the stock sale transaction.

With the execution of the share exchange agreement on October 28, 2004, the Company affected a 2 for 1 reverse split of its common stock.  Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of Theseus Resources, Inc. (“Theseus”), in exchange for the issuance of 18,000,000 post-split shares of the Company’s restricted common stock.  This transaction was recorded as a reverse acquisition using the purchase method of business combinations.  In a reverse acquisition all accounting history becomes that of the accounting acquirer.  Therefore, all historical information prior to the acquisition is that of Theseus.  Accordingly, there are no comparative financial statements presented for the three and nine month periods ended September 30, 2005.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at September 30, 2005 and the results of operations and changes in cash flows for the three and nine month periods ended September 30, 2005. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry.  Revenue is recognized when earned in accordance with the accrual basis of accounting.  These policies are summarized below.

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

Accounts Receivable— At September 30, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners.  As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses.  For the period ended September 30, 2005, the working interest owners accrued revenue of $58,317. As of September 30, 2005 the working interest owners owed the Company $173,298.

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

Inventory — Inventory consisting of well equipment purchased in bulk for use on the Company’s oil and gas leases was $30,597 and inventories of biodiesel fuel and products purchased for resale related to the Company’s bio diesel distribution centers are included in inventory and totaled $22,210 at September 30, 2005, respectively.

Patents and Assigned Technology – The Company contributed its Patent technology to Decarb Energy Technologies, LLC (“Decarb”) upon entering into a joint venture with Decarb. The Patent technology related to a Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen. Effective August 31, 2005 the Company assigned its 50% interest in Decarb to its joint venture partner. After several months of monitoring the project the Company did not feel the continuation of the hydrogen alternative fuel research would produce profitable results. With this assignment the Company released all rights to any of the 5 patents related to the hydrogen research and development.

Warrants – The Company issued warrants to the investors that participated in the Company’s recent private placement of 8% secured convertible promissory notes. In total, the Company issued warrants to purchase an aggregate of 12,000,000 shares of its common stock. The warrants have an exercise price of $0.30 per share, and expire in June 2010. The warrant exercise price is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share. The warrants include a “cashless exercise” feature, which permits the holder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the holder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants.

In addition, the Company issued to H. C. Wainwright & Co., Inc., 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30, all of which were issued in connection with their services as exclusive placement agent for the recent private placement. The warrants generally have the same terms as those issued to the investors. The Comapny also issued to 1st SB Partners Ltd., warrants to purchase 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30. These warrants generally have the same terms as those issued to the investors. Both H.C. Wainwright & Co., Inc. and 1st SB Partners Ltd., exercised their cashless exercise feature, on both warrants, on September 8, 2005. Both organizations received 1,279,458 shares of the Company’s common stock upon exercise of their warrants.

During 2003, the Company issued a former officer in connection with such officer’s employment agreement, a warrant for 65,000 shares of restricted common stock. Such warrant has an exercise price of $2.50 per share and expires on December 11, 2006.

Stock Options and Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through September 30, 2005, there have been no significant grants to non-employees.

The Company grants incentive and non-qualified stock options and has reserved 23,282,000 shares of common stock for issuance under its stock option plans. The majority of the options granted become exercisable at the date of grant, and generally expire three years after the date of grant.

Under the Company’s 2003 Stock Option and Award Plan, 15,875 options were granted to an outside business consultant in 2003 in connection with strategic planning consulting services, with an exercise price of $2.00, vested immediately and exercisable until December 31, 2006.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(10,838,391)	$(16,729,346)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,752,000)	(2,940,238)
Adjusted net loss	$(12,590,391)	$(19,669,584)

Earnings per share
As reported
Basic and diluted	$(.13)	$(.30)
As adjusted
Basic and diluted	$(.16)	$(.36)

Revenue – Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground. Revenue from pipeline rental fees for natural gas transmission is based on volume of Mcf of natural gas metered monthly. Revenue from product sales of bio diesel fuel and other sales related to service station operations are point of sale transactions.

Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

Earnings per Share - Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share are based on the weighted average shares outstanding. Diluted earnings (loss) per share include the effect of dilutive securities such as stock options and warrants.

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months Ended September 30, 2005
Basic loss per share	$(10,838,391)	81,056,761	$(.13)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Convertible notes	—	—	—
Diluted loss per share	$(10,838,391)	81,056,761	$(.13)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Nine Months Ended September 30, 2005
Basic loss per share	$(16,729,346)	54,926,122	$(.30)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Convertible notes	—	—	—
Diluted loss per share	$(16,729,346)	54,926,122	$(.30)

Total stock options and warrants outstanding at September 30, 2005 that are not included in the diluted earnings per share computation are approximately 12,080,875. Convertible notes not included in the computation of diluted earnings per share are equivalent to approximately 13,530,651 shares. These stock options, warrants and convertible notes were not included in the computation of earnings per share at September 30, 2005 due to exercise prices exceeding the average market value of the Company’s common stock, and due to the Company’s incurring a net loss during the periods presented.

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

Income Taxes— The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability is classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter has been reduced by a corresponding valuation allowance at September 30, 2005, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $1.6 million expire in the year 2019.

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending September 30, 2005, the Company recorded a net loss of $16,729,346. Since the Company completed its reverse merger on October 28, 2004, the Company has accumulated losses aggregating $18.3 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and alternative fuels ventures, primarily its bio diesel operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D Oil and Gas Corporation (“BC&D”). The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company negotiated the acquisition of OGC, a gas gathering company. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel.  Consequently, on February 25, 2005 the Company acquired a 50% interest in Biofuels, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and Biofuels remains an indirect subsidiary of the Company.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. On July 7, 2005 the Company completed a $3.0 million financing. This financing allowed the Company to secure full payment of its pipeline assets and infuse capital into its oil and gas subsidiary BC&D as well as continue funding its alternative fuels joint ventures. As of September 30, 2005, the Company continued to seek other financing from private placements and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	September 30, 2005	December 31, 2004
Land	$231,636	$—
Building	205,082
Machinery and equipment	1,949,547	2,036,501
Computer and office equipment	56,347	—
Gas plant	316,443	316,443
Intangible drilling costs	229,848	229,848
Oil & gas leases	7,694,708	7,694,708
Pipeline easements	8,005,848	—
Automobiles	49,107	49,107
Leasehold improvements	3,216	22,091
	18,741,782	10,348,698
Less accumulated depreciation, amortization and depletion	2,321,703	2,784,167
	$16,420,079	$7,564,531

Depreciation, amortization and depletion expense for the three and six months ended September 30, 2005 was $48,407 and $156,573, respectively. At June 30, 2005, $33,603 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in northwestern New Mexico.

At September 30, 2005 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized under the full cost method of accounting for oil and gas properties.

4. ACQUISITIONS

On February 25, 2005 the Company acquired a 50% interest in Biofuels, a Mississippi-based company in exchange for 1,700,000 shares of the Company’s common stock valued at $.78 per share. On August 19, 2005, the Company acquired an additional 30% ownership interest in exchange for 6,000,000 shares of the Company’s common stock valued at $.50 per share. On September 9, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and Biofuels remains an indirect subsidiary of the Company.

This transaction was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. The Company recorded goodwill of approximately $4.5 million related to this transaction. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

Biofuels is a producer, blender and distributor of biodiesel fuels. Biofuels sells biodiesel to a variety of consumers, such as small businesses and farmers, through a service station located in Mississippi, through other oil companies and directly to a variety of commercial and industrial customers. Results of operations for the Company’s bio diesel production and distribution company Earth Biofuels, Inc. (“Biofuels”) have been consolidated since August 19, 2005 the date the Company completed the acquisition of 80% interest in Biofuels.

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

This transaction was recorded using the purchase method of business combinations.

The following is a condensed balance sheet disclosing the actual carrying values of OGC’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$2,003
Pipeline easements	3,987,706

Total assets	$3,989,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,204,170
Notes payable	2,785,539
Stockholders’ equity	—

Total liabilities and stockholders’ equity	$3,989,709

The following represents the approximate pro-forma effect assuming the acquisition with OGC had occurred on January 1, 2005, the beginning of the Company’s current fiscal year.

Nine Months Ended
September 30, 2005

Net Loss, as reported	$(16,729,346)
Additional estimated OGC net loss (prior to acquisition date)	(27,916)

Pro-forma net loss	$(16,757,262)

Weighted average shares outstanding, as reported	54,926,122
Adjustment to reflect common stock issued to SW Energy	1,084,249

Pro-forma weighted average shares outstanding	56,010,371

Loss per share, as reported	$(.30)

Pro-forma loss per share	$(.30)

5. EQUITY TRANSACTIONS

On June 30, 2005, the Company issued 8,000,000 shares of its common stock to acquire 100% membership interest in OGC.  On February 25, 2005, the Company issued 1,700,000 shares of its common stock as consideration to enter into a 50% joint venture with Biofuels and on August 19, 2005, issued 6,000,000 shares of its common stock to acquire an additional 30% interest in Biofuels.  The Company also issued 800,000 shares of its common stock to acquire a 50% interest in Energy Ventures.

During the first nine months of 2005 the Company issued approximately 15,255,000 shares of its common stock through private placements.  Proceeds of these sales total $2,462,163 for the nine months ended September 30, 2005.

During the first nine months of 2005 the Company issued approximately 26,738,000 shares of the Company’s common stock to consultants in restricted form and pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $1,930,198 and $4,411,216 of non-cash consulting services expense for the three and nine months ended September 30, 2005.

During the first nine months of 2005 the Company issued approximately 10,500,000 shares of its common stock to employees as compensation. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $4,170,428 and $4,893,828 of non-cash employee compensation expense for the three and nine months ended September 30, 2005.

During the quarter ended September 30, 2005, the Company issued approximately 2,559,000 shares of the Company’s common stock to two agents in connection with their services as exclusive placement agent for the Company’s recent $3.0 million private placement. The agents exercised their cashless exercise feature included with the warrants resulting in a non-cash expense of $1,507,201.

During the quarter ended September 30, 2005, the Company issued approximately 274,000 shares of the Company’s common stock valued at $114,600 as part of a litigation settlement. See Item 1 of Part II – Other Information in this document.

The Company has issued a total of 831,818 shares of its common stock valued at $358,364 as collateral for purchases made by Blue Wireless and Data, Inc. The Company’s CEO and Corporate Secretary act as Chairman of the Board and President of Blue Wireless and Data, Inc.

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

The following is a schedule of future minimum rent and lease payments due:

Year Ending December 31,
2005	402,355
2006	11,006
2007	11,006
2008	11,006
2009	11,006
Thereafter	2,716
Total	449,095

Rent expense was $3,884 and $6,690 for the three and six months ended September 30, 2005.

7. INVESTMENTS

On February 25, 2005 the Company acquired a 50% interest in Biofuels, a Mississippi-based company in exchange for 1,700,000 shares of the Company’s common stock valued at $.78 per share. On August 19, 2005, the Company acquired an additional 30% ownership interest in exchange for 6,000,000 shares of the Company’s common stock valued at $.50 per share. On September 9, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and Biofuels remains an indirect subsidiary of the Company.  Biofuels is a producer, blender and distributor of biodiesel fuels. Biofuels sells biodiesel to a variety of consumers, such as small businesses and farmers, through a service station located in Mississippi, through other oil companies and directly to a variety of commercial and industrial customers. Results of operations for Biofuels have been consolidated since August 19, 2005 the date the Company completed the acquisition of 80% interest in Biofuels

On December 6, 2004, the Company formed Decarb, a joint venture between the Company and a former officer of the Company. Effective August 31, 2005 the Company assigned its 50% interest in Decarb to its joint venture partner. After several months of monitoring the project the Company did not feel the continuation of the hydrogen alternative fuel research would produce profitable results. With this assignment the Company released all rights to any of the 5 patents related to the hydrogen research and development.

In addition, on May 2, 2005 the Company reached agreement with Energy Ventures to acquire a 50% interest for 800,000 shares of restricted common stock valued at $200,000.

The investment in Biofuels was recorded under the equity method of accounting until August 19, 2005, the date the Company acquired an 80% interest in Biofuels. During the three and nine months ended September 30, 2005, the Company realized income of $313,271 and $385,784 related to these investments. These amounts have been classified in the Company’s statement of operations under the caption “Other income”. Energy Ventures is accounted for using the equity method of accounting. During the three and nine months ended September 30, 2005, the Company realized no income related to this investment.

On March 31, 2005 the Company assigned a note receivable valued at $495,000 in exchange for 495,000 shares, $1.00 par value, convertible preferred stock of Blue Wireless and Data, Inc. This investment is shown as a non-current asset in the Company’s balance sheet.

8. NOTES PAYABLE

At September 30, 2005 the Company maintained notes payable acquired with its acquisitions of BC&D and OGC, as well as, convertible notes related to the Company’s $3.0 million financing and to various vendors.

Lender	Maturity Date	Interest Rate	Original Principal Amount
Jimmy Brown	On Demand	13.00%	$200,000
$3.0 million convertible notes (1)	12/31/2007	8.00%	1,049,419
TelcoEnergy Corporation	On Demand	6.00%	179,000
Peter Knollenberg	On Demand	6.00%	150,000
Convertible Notes OGC (2)	On Demand	10.00%	575,907
JPB Resources, Inc.	2/24/2006	13.00%	50,000
JPB Resources, Inc.	On Demand	11.00%	100,000
Other (4)			68,107
Total notes payable			2,372,433
Less current portion of notes payable			1,282,679
Long –term portion of notes payable			$1,089,754

(1)   On June 30, 2005, the Company entered into (and on July 7, 2005 completed the transaction contemplated by) a Note and Warrant Purchase Agreement with certain investors, pursuant to which the Company issued $3,000,000 principal amount of 8% Secured Convertible Promissory Notes and related securities. Pursuant to the Note and Warrant Purchase Agreement, the Company sold to the investors an aggregate of $3,000,000 principal amount of 8% secured convertible promissory notes, together with warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock, and an additional investment right entitling the holders to purchase from the Company up to an additional $3,000,000 of 8% secured convertible promissory notes and warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock. These notes are secured by a continuing security interest in certain of the Company's assets pursuant to the terms of a security agreement among the Company and its wholly owned subsidiaries BC&D and OGC, and the investors. These notes are recorded at their fair value based on the allocation of the fair value of the convertible notes and related warrants. The notes accrete interest in the amount of $59,109 per month until maturity or conversion by the investors. Additional terms of the 8% secured convertible notes include:

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

•

The notes are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The conversion price is also subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, mergers or consolidations, or certain issuances of common stock at a price below the initial conversion price of $0.25 per share.

•

The number of shares of the Company’s common stock acquired by any holder upon conversion of the notes is limited to the extent necessary to ensure that following the conversion the total number of shares of the Company’s common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock.

•

The Company can prepay all or any portion of the principal amount of the notes, plus any accrued but unpaid interest at 120% of face amount, but only if certain conditions are satisfied, including an effective registration. If the Company should elect to prepay the notes, the holders will have 30 calendar days to convert the notes into shares of our common stock. If the Company elects to prepay the notes, it must do so pro-rata amongst the holders.

(2) Convertible notes due to former owners of OGC Pipeline, LLC.

(3) Miscellaneous notes for insurance and other vendors

9. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners.  As of September 30, 2005 the Company owed royalties of $845,232 to non-working interest owners and regulatory agencies.

10. EXTRAORDINARY ITEM

Effective March 31, 2005 the Company executed a Compromise of Debt Agreement with Koch. This agreement effectively reduced the principal and interest obligation on the note payable assumed in the acquisition of OGC in February 2005. The principal and interest was reduced to $1,100,000 as full payment on the pipeline assets resulting in forgiveness of debt in the amount of $2,182,686 in principal and accrued interest. The Company made payments totaling $100,000 to Koch during the second quarter of 2005. In July 2005, the remaining balance of $1,000,000 was paid in full.

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

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services. In addition, MAC provides the services of Mr. J. Mark Ariail and Mr. Wayne McPherson, the Company’s Chief Financial Officer and Chief Operating Officer. Effective March 15, 2005, Mr. Ariail and Mr. McPherson’s services were no longer provided by MAC and they became employees of the Company. On February 15, 2005, MAC loaned the Company $112,015 through a promissory note bearing interest at 7% per annum. This promissory note was paid in full during the second quarter of 2005.

On January 17, 2005 the Company entered into a Bill of Sale and Assignment Agreement whereby it conveyed ownership of two generators and a gas plant, valued at approximately $500,000, to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a promissory note in the amount of $495,000.  This note was secured by an Agreement of Pledge pursuant to which 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a Capital Lease Agreement with Sovereign whereby Sovereign leased the generators and gas plant to the Company. The Company subsequently assigned the Sovereign promissory note to MAC in exchange for 495,000 shares of convertible preferred stock of Blue. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s President.

During the first quarter of 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s President.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

September 30, 2005
Common stock issued for services	$4,411,216
Common stock issued in acquisition of subsidiary	$4,000,000
Stock issuance compensation expense	$4,199,921
Common stock issued for investment in joint ventures	$4,410,800
Gain on extinguishment of debt	$2,182,686
Common stock issued for compensation	$4,893,828
Cashless exercise of stock warrants	$1,507,201

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company derives its revenue primarily from monthly oil and natural gas production sales, rental fees related to its gas pipeline and sales of bio diesel fuel. During the first quarter of 2005, the Company started its alternative fuels business segment designed to complement the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. The Company also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

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

Revenue Recognition

Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground. Rental fee revenue related to transmission of gas through pipelines is collected on a monthly basis based on the volume of gas transmitted. Revenue from product sales of bio diesel fuel and other sales related to service station operations are point of sale transactions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Sales

Net product sales related to the Company’s bio diesel operations were $86,205 for the quarter ended September 30, 2005. The company also realized revenue of $9,023 on rental fees related to its pipeline assets.

Cost of Sales

Cost of sales were $338,155 consisting of employee benefit cost, consulting fees, regulatory taxes on oil and natural gas production, purchases of supplies and equipment depletion expense and electric utility cost for the oil and natural gas field operations totaling $253,741. In addition, material costs related to the Company’s bio diesel operations were $84,414.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,504,361 for the quarter ended September 30, 2005. These costs reflect $4.2 million of non-cash stock compensation expense incurred through the issuance of common stock in private placements and $1.9 million of non-cash consulting expense incurred through the issuance of the Company’s common stock. The Company also incurred non-cash expense for the issuance of common stock valued at $4.2 million as compensation to executive and non-executive employees. The balance of operating expenses was primarily related to personnel salary and benefit costs, travel, and professional fees for management, legal and accounting services.

Other Income

Other income for the quarter ended September 30, 2005 was $362,252. This income is primarily related to increases in the Company’s investment in its bio diesel alternative fuels joint venture.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Sales

Net sales for oil production were $178,037. The company also realized revenue of $20,389 on rental fees related to its pipeline assets. Gas sales were $955. Sales related to the Company’s recently acquired bio diesel operation contributed product sales of $86,205.

Cost of Sales

Cost of sales were $591,087 consisting of employee benefit cost, consulting fees, regulatory taxes on oil and natural gas production, purchases of supplies and equipment depletion expense and electric utility cost for the oil and natural gas field operations totaling $506,673. In addition, material costs related to the Company’s bio diesel operations were $84,414.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18,419,179 for the nine months ended September 30, 2005. These costs reflect $4.2 million of non-cash stock compensation expense incurred through the issuance of common stock in private placements and $4.4 million of non-cash consulting expense incurred through the issuance of the Company’s common stock. The Company also incurred non-cash expense for the issuance of common stock valued at $4.9 million as compensation to executive and non-executive employees. The balance of operating expenses was primarily related to personnel salary and benefit costs, travel, and professional fees for management, legal and accounting services.

Other Income

Other income for the nine months ended September 30, 2005 was $437,826. This income is primarily related to increases in the Company’s investment in its bio diesel alternative fuels joint venture.

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

Liquidity and Capital Resources

Cash used in operating activities was $3,869,057 for the nine months ended September 30, 2005.  This use of cash reflects the cash portion of the Company’s net loss for the period as well as increases in other assets and accounts payable and accrued liabilities.

Net cash used in investing activities was $213,246 for the nine months ended September 30, 2005. This use of cash primarily related to capital expenditures for land and building construction for the Company’s bio diesel plant and the purchase of computer equipment and software.

Net cash provided by financing activities was $4,059,449 for the nine months ended September 30, 2005. During the third quarter of 2005, the Company received proceeds of $3,000,000 related to the issuance of convertible notes. Proceeds from sales of common stock of $2,462,163 and proceeds from notes payable of $112,005 account for this positive cash flow. In addition, the Company paid down debt in the amount of $1,514,719.

During the period ending September 30, 2005, the Company recorded a net loss of $16,729,346. Since the Company completed its reverse merger on October 28, 2004, the Company has accumulated losses aggregating $18.3 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and alternative fuels ventures, primarily its bio diesel operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D Oil and Gas Corporation (“BC&D”). The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company negotiated the acquisition of OGC, a gas gathering company. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel.  Consequently, on February 25, 2005 the Company acquired a 50% interest in Biofuels, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and Biofuels remains an indirect subsidiary of the Company.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. On July 7, 2005 the Company completed a $3.0 million financing. This financing allowed the Company to secure full payment of its pipeline assets and infuse capital into its oil and gas subsidiary BC&D as well as continue funding its alternative fuels joint ventures. As of September 30, 2005, the Company continued to seek other financing from private placements and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and alternative fuels businesses. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Off-Balance Sheet Arrangements

At September 30, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, Dennis G. McLaughlin, the President and Chief Executive Officer and J. Mark Ariail, Chief Financial Officer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company’s subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s executive officers, listed above, have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level. There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

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

On August 31, 2005, the parties agreed to settle the case. Under the terms of the settlement the Company will pay to the plaintiffs a) $125,000 in cash; (b) payment in the form of the Company’s common stock totaling $300,000, payable over 6 months; (c) 260,000 shares of the Company’s common stock; and (d) the issuance of common stock with a value of $63,000 as of August 31, 2005.

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

Item 2.    Change in Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company issued 3,560,447 shares of common stock, via private placement.  The Company is seeking working capital and funds to service its debts and to upgrade and purchase equipment to increase its oil and natural gas production and pipeline assets. The common stock was sold at prices ranging from $1.07 to $.25 per share. The gross proceeds of these sales amounted to $1,380,560. Commissions on the sales were $756,136.

Item 3.    Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders

On September 14, 2005 the Company gave notice of action by written consent of shareholders that shareholders representing more than 50% of the outstanding common stock on August 1, 2005 approved an increase in the authorized shares of the Company from 150,000,000 to 500,000,000.

Item 5.    Other Information – None

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K.

Date of Filing	Subject
July 11, 2005	Payment by OGC Pipeline, LLC of $1 million to Koch Pipeline Company in satisfaction of mortgage obligation.
July 14, 2005	Execution of Note and Warrant Purchase Agreement related to $3 million convertible notes with warrants.
August 22, 2005	Execution of Securities Purchase Agreement between the Company and Earth Biofuels, Inc.
September 14, 2005	Execution of Share Exchange between the Company and Meadows Springs, Inc.

Exhibits.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of November, 2005.

Apollo Resources International, Inc.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer