Form 10KSB
period 2005-12-31
APOLLO RESOURCES INTERNATIONAL INC
filed 2006-04-18
CIK 1048237

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-25873

APOLLO RESOURCES INTERNATIONAL, INC.

(formerly Powerball International, Inc.)

(Exact name of registrant as specified in its charter)

Utah	84-1431425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 403, Dallas, Texas	75205
(Address of principal executive offices)	(Zip Code)

(214) 389-9800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.001 per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒/No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes  ☐ No  ☒

As of December 31, 2005 the registrant reported revenue of $3,995,084.

As of April 13, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $75,880,285 based on the OTC Bulletin Board closing price of $.70.

As of April 13, 2006, there were 156,744,230 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Apollo Resources International, Inc. (the “Company”) hereby amends Items 1, 2, 6, and 7 of the information related to December 31, 2004 presented in this Form 10-KSB for the fiscal year ended December 31, 2005. These amendments address the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), rescinding its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005, and the updating of oil and gas information required pursuant to Regulation S-X, Rule 4-10(c)(4), Rule 4-10(c)(7), Financial Accounting Standard 69 and SEC Industry Guide 2.

Upon adoption of SFAS No. 143 the Company has restated its financial statements for 2004 to reflect the inclusion of asset retirement obligations totaling approximately $1.1 million. Also, during 2004 the Company incurred an additional net loss of $12,729 related to depreciation expense on the asset and additional net loss of $6,683 on accretion of discount related to the liability. Please see Note 13 to the Company’s financial statements contained herein.

The Company has also amended its 2004 financial statements to reflect the acquisition of BC&D Oil and Gas Corporation in October of 2004, at historical cost with no step up in basis under the purchase method of business combinations that was originally used. The transaction is being amended using the guidance in Statement of Financial Accounting Standards No. 141which requires transactions between companies under common control to be accounted for at the historical cost basis. The transaction between the Company and TKM Oil and Gas, Inc. is a transaction between entities under common ownership. Therefore no adjustment for the fair value of the assets acquired is allowed.

The following table illustrates the change to the Company’s financial statements for 2004 related to these asset retirement obligations.

		Previously
	(As Restated)	Reported
Property and equipment, net	$2,986,409	$7,564,531
Asset retirement obligations short-term	$40,330	$—
Asset retirement obligations	$1,111,942	$—
Stockholders’ equity (deficit)	$(1,146,523)	$4,564,459
Accumulated deficit	$(1,629,593)	$(1, 610,181)
Selling, general and administrative	$1,598,144	$1, 578,732
Net Loss	$(1,629,593)	$(1,610,181)

The Company has made a similar adjustment to reflect the acquisition of OGC Pipeline, LLC per the discussion of BC&D Oil and Gas Corporation above. This acquisition was also a transaction between entities under common control and therefore no step up in basis for fair value should have been recorded. The Company has reduced the amount recorded for property plant and equipment related to the pipeline easements acquired from OGC Pipeline, LLC to $2,154,000 from the original amount recorded by the seller of $8,330,430.

PART I

ITEM 1. Business.

General

Apollo Resources International, Inc, (the “Company”) a Utah corporation, (formerly Powerball International, Inc.), was incorporated under the laws of the State of Utah effective July 9, 1997. Headquartered in Dallas, Texas the Company currently has assets and operations in Texas, Oklahoma, New Mexico, Arizona, Utah and Mississippi.

The Company, through its recent acquisitions, has expanded its business focus to include the production of oil and natural gas, intrastate pipeline systems for the transportation of oil and natural gas, the creation of its alternative fuels segment and the production and distribution of liquefied natural gas (“LNG”). The Company’s common stock trades on the NASD’s Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol AOOR.OB.

The Company began expanding its business focus in oil and natural gas production by executing a share exchange agreement with TKM Oil & Gas, Inc., a Texas Corporation (“TKM”) on October 28, 2004. As part of this agreement the Company affected a 2 for 1 reverse split of its common stock. This transaction also resulted in a change of control of the Company as a new Board of Directors and Executive Officers of the Company were appointed effective November 12, 2004. In this share exchange agreement the Company acquired 100% of the issued and outstanding stock of Theseus Resources, Inc (“Theseus”), a wholly-owned subsidiary of TKM, in exchange for the issuance of 18,000,000 post-split shares of the Company’s restricted common stock. Theseus consists of its 100% ownership of Landhold Management Company, (“Landhold”) and its 100% ownership of BC&D Oil and Gas Corporation, (“BC&D”).

On December 7, 2005, the Company added to its oil and natural gas production assets by acquiring 100% of the outstanding stock of Mountain States Petroleum Corporation (“Mountain States”), a New Mexico corporation, in exchange for 25,000,000 shares of the Company’s common stock valued at $.40 per share. Mountain States owns oil and gas producing assets near the Four Corners area of the United States, and maintains production operations in the states of New Mexico, Arizona and Utah.

On December 7, 2005, the Company entered into the production, distribution and sale of LNG by completing the acquisition of Applied LNG Technologies USA, LLC (“ALT”), a Delaware limited liability company. Based in Amarillo, Texas, ALT is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. To effect this transaction the Company formed a wholly owned subsidiary, Apollo LNG, Inc. (“Apollo LNG”), a Texas corporation. Apollo LNG purchased 100% of the membership units of ALT in exchange for 12,500,000 shares of Apollo LNG Series A $1.00 par value, 8.5% cumulative non-voting preferred stock and 12,500,000 shares of Apollo LNG Series B $1.00 par value, 8.5% cumulative non-voting preferred stock. The Series A preferred stock is convertible into voting common stock, par value $1.00, in Apollo LNG that shall represent 49% of the total issued and outstanding common stock of Apollo LNG at the time of conversion. The Series B preferred stock is convertible into voting common stock of the Company at a conversion price of $.40 per share.

In addition, on December 7, 2005, the Company completed the acquisition of TxHLDM, Inc., a Texas corporation and its wholly owned subsidiary Arizona LNG, LLC (“Arizona LNG”), a Nevada limited liability company. The primary asset of Arizona LNG is an LNG processing facility and related equipment located in Topock, Arizona. This facility has the capacity to produce approximately 86,000 gallons of LNG per day. To effect this transaction the Company’s wholly owned subsidiary Apollo LNG purchased 100% interest in the aforementioned entities in exchange for $4.5 million in cash and a promissory note in the principal amount of $6 million, payable over six years.

As part of establishing the Company’s alternative fuels segment, the Company executed a purchase and sale agreement on February 25, 2005, to acquire a 50% interest in Earth Biofuels, Inc. (“Earth Biofuels”) in exchange for 1,700,000 shares of restricted common stock of the Company valued at $.78 per share. On August 19, 2005 the Company acquired an additional 30% ownership interest in Earth Biofuels in exchange for 6,000,000 shares of common stock valued at $.50 per share. On September 13, 2005, the Company executed a share exchange agreement with Meadows Springs, Inc., (“Meadows Springs”) a publicly traded company, whereby the Company contributed its 80% interest in Earth Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange agreement the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth Biofuels remains an indirect subsidiary of the Company. Effective November 10, 2005, Meadows Springs was re-domiciled to Delaware under the name Earth Biofuels, Inc. Earth Biofuels, Inc. common stock trades on the NASD’s Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol EBOF.OB. As of April 13, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 66.49% majority ownership. Effective October 1, 2005, Earth Biofuels enhanced its biodiesel distribution capabilities with the acquisition of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”). With this acquisition Earth Biofuels secured the rights to market and distribute blended biodiesel fuel under the brand name, “BioWillie”.

On February 7, 2005, the Company executed a membership interests purchase agreement with SW Energy Investments, Inc., a Texas corporation, for the purpose of acquiring a 100% member interest in OGC Pipeline, LLC an Oklahoma limited liability company (“OGC”). With this acquisition the Company was able to secure the interest in pipelines located in Oklahoma, Texas, Kansas and Indiana. In consideration the Company issued 8,000,000 shares of its restricted common stock valued at $4.0 million dollars as of the close of market on February 7, 2005.

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

Oil and Natural Gas Production

The Company began its expanded business focus in oil and natural gas production through the acquisition of BC&D. BC&D is a small exploration and production company consisting of 151 wells located in the Four Corners area of New Mexico. Many of these wells are in need of remedial work or equipment repair. The Company has estimates of proved reserves totaling 28,156 barrels of oil associated with the BC&D fields. The Company’s other oil and natural gas acquisition production operation, Mountain States, is located in the Four Corners area of New Mexico, Arizona and Utah, consisting of 50 wells. The Company has 184,467 barrels of oil in proved reserves and 1,059 million cubic feet of proved natural gas reserves associated with the Mountain States fields.

The Company currently sells all of its oil produced from the BC&D and Mountain States fields to one commercial customer, Giant Industries, Inc., an Arizona-based company with refinery facilities in New Mexico. Natural gas sales for Mountain States are sold to one commercial customer, Western Gas Resources, Inc., a Colorado-based company.

Alternative Fuels

Biodiesel

An important part of the Company’s overall business strategy is the development of alternative fuels and the future impact the technology will have on energy demands. In response to rising fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as biodiesel. Consequently, during 2005 the Company acquired an interest in Earth Biofuels, a Mississippi based company. Earth Biofuels is a producer, blender and distributor of biodiesel fuels. Earth Biofuels sells biodiesel to a variety of customers, such as small businesses and farmers, through service stations located in Byram and Grenada, Mississippi, through other oil companies and directly to a variety of commercial and industrial customers.

Pure biodiesel contains no petroleum, is derived from many kinds of seed and vegetable oils produced in the United States, and can be directly blended with fossil fuel diesel. When blended with petroleum diesel, the fuel can be readily used in diesel-powered vehicles with no mechanical alterations to the engines. Equally significant, the use of biodiesel requires no modification to the existing diesel fuel delivery infrastructure.

Many vehicles that were manufactured to run on pure fossil fuel diesel are today running on 20% biodiesel and 80% fossil fuel diesel, although it is possible to run on 100% biodiesel. In fact, Rudolph Diesel originally invented the diesel engine to run on peanut oil. Only later, with the discovery of less expensive fossil fuels, was petroleum diesel used as a fuel substitute.

The exhaust from a vehicle that is switched to a biodiesel mixture immediately produces cleaner, healthier emissions, and biodiesel is the only alternative fuel certified by the Environmental Protection Agency that fulfills the requirements of Section 211 (B) of the Clean Air Act.

A major domestic diesel engine manufacturer is using B2 (2% biodiesel to 98% fossil fuel diesel) as its preferred factory fill for diesel engines that it is producing. Additionally, the Jeep Liberty CRD uses soy-based B5 (5% biodiesel to 95% fossil fuel diesel) as the preferred factory fill for its diesel engines.

Earth Biofuels currently owns a refinery in Meridian, Mississippi, which has the capacity to produce more than one million gallons of biodiesel annually, yet this facility cannot meet demand. Consequently, the company intends to expand its refining capacity by building and/or acquiring a minimum of four additional facilities. The first of these new facilities will be based in Durant, Oklahoma, where the company has acquired four acres of land to serve as the site for a 10 million gallon capacity per year biodiesel production facility.

This refinery project has received strong support from the local and state government in the State of Oklahoma, and on June 6, 2005 the Governor of Oklahoma signed into law HB1398, which provides a tax credit to biodiesel producers in Oklahoma. Under the new law, biodiesel producers may receive significant tax credits of up to $.20 per gallon, and totaling up to $5 million per year, per facility. The Durant facility is currently scheduled for completion during the second quarter of 2006.

Earth Biofuels also has signed a letter of intent to purchase a full-line truck stop located on a major highway in northern Mississippi, with the intention of increasing the truck stop’s fuel sales volume with a biodiesel offering.

Hydrogen

Through a joint venture with one of its former officers, the Company formed Decarb Energy Technologies LLC (“Decarb”), which was intended to continue the research and development of a low-cost, high efficiency propane fuel substitute that involved hydrogen-fuel technologies. Effective August 31, 2005 the Company assigned its 50% interest in Decarb to its joint venture partner. After several months of monitoring the project the Company did not feel the continuation of this hydrogen alternative fuel research would produce profitable results. With the assignment of its 50% interest in Decarb the Company released all rights to any of the 5 patents related to the hydrogen research and development.

LNG Sales and Production

In December of 2005, the Company added the production, distribution and sale of LNG to its line of businesses through its acquisition of ALT and Arizona LNG. These subsidiaries allow the Company to produce and distribute LNG; a fuel that is often cleaner-burning than coal, gasoline or diesel. Typical buyers of LNG include companies that operate a fleet of trucks and municipalities that operate passenger busses, garbage trucks and fleets of public-service vehicles. ALT has several long-running customers of each kind.

ALT has about 35 customers most of whom are on contract to buy a set number of gallons of LNG, each month, for not less than one year. A small number of LNG sales are made by ALT through mobile fueling stations. These fueling stations are equipment that ALT has leased. ALT has several long-running and high-volume customers primarily, located around Los Angeles, California; a region of dense population without an ample infrastructure of natural gas pipelines as found in comparable population concentrations elsewhere in the United States.

Arizona LNG operates a natural-gas liquefaction plant in Topock, Arizona. Daily output for this plant is about eighty-five-thousand gallons of LNG – made from a daily input of about 7,000 MCF of conventional natural gas. ALT purchases this LNG from Arizona LNG for distribution to its customers.

The Company’s per-month LNG sales are equal to over two-million gallons. About nine in ten of these gallons are made by Arizona LNG at the Topock, Arizona, plant. The residual is purchased by ALT on the open market. The number of gallons sold each month is stable and is expected to continue based on annual contracts for the foreseeable future.

Operators of an LNG business benefit from all that benefits natural gas. The demand for natural gas is growing with worldwide increase in demand for energy. Less obvious is that demand for natural gas is also growing as many large-volume users migrate away from dirtier-burning fuels like coal or diesel into natural gas.

ALT began marketing LNG in the early 1990s and therefore maintains a competitive advantage over newer entrants into the LNG market.

Transportation of Oil and Natural Gas

With the acquisition OGC the Company acquired approximately 2,600 miles of pipeline segments and related easements and rights-of-way in south central in Oklahoma, Texas, Kansas and Indiana, the great majority of which is currently idle. The Company purchased this pipeline pursuant to the February 7, 2005 acquisition of OGC.

The Company plans to utilize the OGC pipeline assets to gather natural gas, develop gas production in adjoining areas along the pipelines, and develop other opportunities within certain segments of the approximately 2,600 miles of right-of-ways. These lines can service existing natural gas producing regions within the State of Oklahoma, including the Woodford Shale in south-central Oklahoma and the coal seam gas play in the Cherokee Basin, located in northeastern Oklahoma.

Pipeline sections located in northeastern Oklahoma were being leased and were carrying gas to a small number of gas producers seeking to transport gas within the State of Oklahoma. On March 1, 2006, the Company executed an asset purchase and sale agreement with Northeast Shelf Energy, LLC to sell approximately 33 miles of these pipeline sections for $125,000. Pursuant to the agreement the Company maintains rights to the right-of-way along this section of pipeline to install and operate another pipeline within the easements.

Competition

The Company operates in the highly competitive areas of oil and natural gas acquisition, development, exploitation, exploration and production. The Company faces intense competition from both major and other independent oil and natural gas companies in each of the following areas:

•      Seeking to acquire desirable producing properties or new leases for future exploration, and

•      Seeking to acquire the equipment and expertise necessary to develop and operate our properties.

Many of the Company’s competitors have substantially greater financial and other resources, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. The Company’s ability to develop and exploit its oil and natural gas properties and to acquire additional properties in the future will depend upon its ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Competition related to the development of alternative fuels, specifically biodiesel and hydrogen, is difficult to determine due to the nature of stage in development of each process. Nationally, there is significant research and development being conducted in the areas of biodiesel and hydrogen fuel generation. The Company believes that most of its current competitors and future competitors will most likely have significantly greater assets, resources, experience and research and development capabilities.

Environmental Liabilities

Oil and gas operations are subject to many risks, including well blowouts, imploding and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards or risks. The Company’s drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. If any of these risks occur, the Company could sustain substantial losses including:

•      injury or loss of life,

•      severe damage to or destruction of property, natural resources and equipment,

•      pollution or other environmental damage,

•      clean-up responsibilities,

•      regulatory investigations and penalties, and

•      suspension of operations.

The Company’s liability for environmental hazards includes those created by the previous owners of properties that are purchased or leased or by acquired companies prior to the date of acquisition. The Company maintains insurance against some, but not all, of the risks described above.

Environmental Regulations

Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the storage, transportation and disposal of contaminants, and the protection of public health, natural resources, wildlife and the environment affect the Company’s exploration, development and production operations. The Company must take into account the cost of complying with environmental regulations in planning, designing, drilling, operating and abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. In addition, operations may require the Company to obtain permits for, among other things,

•      air emissions,

•      discharges into surface waters, and

•      the construction and operation of underground injection wells or surface pits to dispose of saltwater and other non-hazardous oilfield wastes.

Under state and federal laws, the Company could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by the Company or prior owners or operators in accordance with current laws or otherwise, to suspend or cease operations in contaminated areas, or to perform remedial well plugging operations or cleanups to prevent future contamination. The Environmental Protection Agency and various state agencies have limited the disposal options for hazardous and non-hazardous wastes. The owner and operator of a site, and persons that treated, disposed of or arranged for the disposal of hazardous substances found at a site, may be liable, without regard to fault or the legality of the original conduct, for the release of a hazardous substance into the environment. The Environmental Protection Agency, state environmental agencies and, in some cases, third parties are authorized to take actions in response to threats on human health or the environment and to seek to recover from responsible classes of persons the cost of such action. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as hazardous wastes may, therefore, be subject to considerably more rigorous and costly operating and disposal requirements.

Federal and state occupational safety and health laws require the Company to organize information about hazardous materials used, released or produced in operations. Certain portions of this information must be provided to employees, state and local government authorities and local citizens. The Company is also subject to the requirements and reporting set forth in federal workplace standards.

The Company has made and will continue to make expenditures to comply with environmental regulations and requirements. These are necessary business costs in the oil and gas industry. Although the Company is not fully insured against all environmental risks, we maintain insurance coverage which is customary in the industry. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental laws and regulations, as well as claims for damages to property or persons resulting from Company operations, could result in substantial costs and liabilities, including civil and criminal penalties. The Company believes it is in compliance with existing environmental regulations. Any noncompliance could have a material adverse effect on the Company’s operations or earnings.

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

•      to increase the reserve base through new drilling; and

•      Increase the viability of existing and newly drilled gas properties by establishing natural gas-gathering pipelines in key production areas.

The Company will target alternative-fuel acquisition opportunities as they become available primarily biodiesel related acquisitions to expand current plant production and distribution opportunities. The strategy for expanding the Company’s biodiesel operations follows a hub-and-spoke business model, in which production facilities will be strategically located to supply B100 fuel stock for blending at B20 fueling terminals that are located within a 100 mile radius. Future production plants will also be strategically located for access to local feedstock supply, to allow for minimized shipping costs. The Company will market its biodiesel product through its exclusive nights to the brand name “Bio Willie”.

“Bio Willie” is the first biodiesel brand marketed in Texas and is associated with country music legend Willie Nelson, who actively promotes the expanded use of biodiesel fuel and is a member of the Board of Directors of Earth Biofuels. The Company’s ultimate goal is to promote “Bio Willie” as the leading brand of biodiesel in the southern region of the United States and to proceed with expansion nation wide. The Company’s operations are currently concentrated in the South, where the Company is able to manage its supply chain to meet demand, allowing the Company to properly gauge regional market conditions before embarking on a nationwide sales campaign.

With regard to LNG operations, the Company will:

•      continue to negotiate more favorable terms with its customers specifically converting fixed price contracts to indexed pricing contracts,

•      cessation of sales to unprofitable customers,

•      development of LNG sources not dependent on indexed-cost pipeline feedstock, and

•      reduce transportation costs by acquiring or constructing LNG production facilities in closer proximity to customers.

The Company is actively involved in efforts to raise additional funds through private offerings to finance these objectives and to increase working capital.

Intellectual Property Rights

The Company contributed its Patent technology to Decarb upon entering into a joint venture with Decarb. The Patent technology related to a Hydrogen Generation System and Fuel Pellet technology relating to the production of hydrogen. Effective August 31, 2005 the Company assigned its 50% interest in Decarb to its joint venture partner. After several months of monitoring the project the Company did not feel the continuation of the hydrogen alternative fuel research would produce profitable results. With this assignment the Company released all rights to any of the 5 patents related to the hydrogen research and development.

Research and Development

During fiscal 2004 research and development expenses related to the Company’s hydrogen gas technology were $18,961. The Company had no research and development expenditures in fiscal 2005.

Employees

At March 24, 2005, the Company had a total of 41 employees, 30 of which are full-time. The Company’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

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

ITEM 2. Properties.

Office Facilities

The Company has been provided approximately 2,500 square feet of office space at its principal executive office located at 3001 Knox Street, Suite 403, Dallas, Texas 75205, under a management services contract with the current lessee of the property. The Company also has been provided approximately 2,500 square feet of office space for its executive offices of Earth Biofuels located at 3001 Knox Street, Suite 401, Dallas, Texas 75205 under the same management services contract noted above. The Company believes these facilities are adequate for its current needs.

Operational Facilities

The Company currently operates two biodiesel production facilities located in Meridian, Mississippi and Durant, Oklahoma and distributes its biodiesel through two service stations located in Byrum and Grenada Mississippi. The Company also distributes LNG through its plant located in Topock, Arizona.

Oil and Gas Properties

The Company owns oil and gas properties located in New Mexico, Utah, and Arizona. Acquired in 2005 are assets in Arizona (Dineh-Bi-Keyah) and Utah (Boundary Butte). New Mexico (Hospah) assets remain part of the Company’s existing portfolio acquired in 2004. The information included in this report about the Company’s oil and gas reserves as of December 31, 2005 was based on reserve report estimates prepared by professional engineer(s) employed by The Scotia Group, Inc. The information included in this report about the Company’s oil and gas reserves as of December 31, 2004 was based on reserve report estimates prepared by a professional engineer employed by RG Bonagurio Oil and Gas, LLC.

The 2005 reserve estimates is consolidated to represent the oil and gas reserves for all properties owned by the Company as of December 31, 2005. The report has been prepared according to SEC definitions and guidelines.

The information included in this report regarding the Company’s oil and gas reserves as of December 31, 2004 were based on reserve estimates prepared by an independent petroleum engineer.

The Company’s reserve estimates do not include any probable or possible reserves.

The Company did not provide estimates of total proved oil and gas reserves during the year ended December 31, 2005 and 2004 to any other federal authority or agency, other than the SEC.

Proved Reserves

The Company’s proved reserves totaled 389.1 Mboe’s as of December 31, 2005. These reserves are 100% developed and represent $9.56 million of net undiscounted future cash flow. The Company’s proved reserves are comprised of 59% Proved Developed Producing (“PDP”) and 41% Proved Developed Non Producing (“PDNP”).

The three producing properties owned by the Company have been consolidated into one economic reserve estimate. The reserve estimate confirms the total proved reserves, by category, by property. Additionally, the combined yearly economics demonstrate a 17 year life. Recovery of the PDNP estimated reserves require a capital investment of $349.6 M$.

The following table provides information regarding the Company’s proved reserves and average daily sales volumes for December 31, 2005.

Proved Oil and Gas Reserves and Average Daily Sales Volumes

	Proved Reserves as of December 31, 2005				2005 Average Daily Sales Volumes
	Oil			Standardized	Oil
	& NGL’s	Gas	MBOE	Measure	& NGL’s	Gas	BOE
	(MBbls)	(MMcf)		(in thousands)	(Bbls)	(Mcf)
United States	213	1,059	389	$7,461	31	14	33

Description of Properties

In December of 2005, the Company acquired Mountain States an oil and gas production company. Mountain States consists of two fields, the Boundary Butte Field and the Dineh-Bi-Keyah (“DBK”) field.

The Boundary Butte Field, located in Utah, near the Four Corners area of the United States, produces oil from the Permian Coconino sandstone and gas from a series of carbonate reservoirs in the Pennsylvania Paradox formation. Production from the Coconino began in the mid to late 1940’s, the Coconino has cumulative production through December 2005 of 6.6 MMbo from 38 wells. The Coconino includes two reservoir intervals: the Upper and Massive sandstones of the Coconino formation. The oil accumulation is confined to the crestal portion of a generally elliptical dome. It ranges in depth from 1,130 to 1,640 feet. The oil containing closure has a total area of 527 acres and the combined net sand reaches a maximum of fifty feet. The Paradox formation, which has produced 12.98 Bcf of gas from five wells, consists of a sequence of five carbonate intervals (Ismay, Desert Creek, Akah, Barker Creek and Pinkerton Trail) all gas bearing. Gas quantity deteriorates from shallowest to deepest. PDNP reserves have been assigned to the English #10, English #1, and English #37 in the Akah and Desert Creek intervals.

The DBK field is located in Arizona, near the Four Corners area of the United States. Production from the DBK field has been primarily from oil from an igneous sill in the Pennsylvanian Hermosa formation. Production began in 1967 from the Navajo #2 well and the field has cumulative production through December 2005 of 18.48 MMbo from 34 wells. The sill is a mafic igneous intrusion into the Hermosa. It is approximately rectangular in shape; three miles long in the NW-SE direction and two miles wide in the SW-NE direction. The depth of the sill ranges from 2,800 to 4,000 feet, thickness ranges between 35 feet at the northern limit to 226 feet at the southern limit.

The Company acquired its initial reserve base in the last quarter of 2004. Currently, all of the proved reserves are located in McKinley County, New Mexico. This field is the referred to as the Hospah field and is located on the remote edges of the San Juan Basin. The field was discovered in the late 1920’s, but development work did not take place until the 1960’s. The Gallup Sand is the oil bearing formation, located at a depth of approximately 1,800 feet. The Dakota Sand is the gas bearing formation, located approximately 2,800 feet deep. Although the Dakota gas has been tapped and tested, only the oil has been sold in commercial quantities. The Gallup oil production is a 30 degree API gravity crude. The Gallup Sand has been water-flooded to enhance the recovery of oil volumes over the life of production. Future operations will include secondary recovery through water injection. The reserves estimated in this report assume no additional enhanced recovery techniques for the oil.

Selected Oil and Gas Information

The following tables set forth selected oil and gas information for the Company as of December 31, 2005 and 2004.

The following table sets forth production, price and cost data with respect to the Company’s properties for the year ended December 31, 2005 and 2004:

	Production, Price and Cost Data
	Year Ended December 31,
	2005	2004
	United States	United States
Production information:
Annual sales volumes:
Oil (MBbls)	11	2
NGL’s (MBbls)	—	—
Gas (MMcf)	5	—
Total (MBOE)	12	2

Average daily sales volumes:
Oil (Bbls)	31	38
NGL’s (Bbls)	—	—
Gas (Mcf)	14	—
Total (BOE)	33	38
Average prices:
Oil (per Bbl)	$50.07	$41.40
NGL’s (per Bbl)	—	—
Gas (per Mcf)	4.40	—
Revenue (per BOE)	$47.49	$41.40

Average cost (per BOE):
Production costs:
Lease operating	$20.44	$27.50
Taxes:
Production	$2.50	$3.51
Total	$22.94	$31.01

Depletion expense	$13.72	$5.66

The following table sets forth the number of productive oil and gas wells attributable to the Company’s properties as of December 31, 2005 and 2004:

	Productive Wells (a)
	Gross Productive Wells			Net Productive Wells
	Oil	Gas	Total	Oil	Gas	Total
As of December 31, 2005
United States	188	5	193	161	5	166

As of December 31, 2004:
United States	143	—	143	116	—	116

(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. If any well in which one of the multiple completions is an oil completion, then the well is classified as an oil well. At December 31, 2005, the Company owned interest in 20 gross wells containing multiple completions.

The following table sets forth information about the Company’s developed, undeveloped, and royalty leasehold acreage as of December 31, 2005:

	Leasehold Acreage
	Developed Acreage		Undeveloped Acreage		Royalty
	Gross Acres	Net Acres	Gross Acres	Net Acres	Acreage
United States:
Onshore	19,367	18,438	—	—	—

The Company has not participated in any new well drilling for the period ending December 31, 2005.

The Company had no contractual delivery commitments for the period ending December 31, 2005.

Present Activity

The Mountain States oil and gas production assets acquired on November 30, 2005 are producing at approximately the same rate prior to acquisition. Oil production averaged 130 bopd. Two gas wells were online and testing a total of 1050 mcfd wellhead gas (850 btu). All other activity on the recently acquired properties is focused on cost management. The accelerated maintenance program of the Hospah field assets, acquired in 2004, designed to restore wells to production has been suspended during the second quarter of 2006, pending further evaluation by the Company’s senior lender for the project. The Company has no developmental or exploratory projects underway at any of its oil and gas production leases.

ITEM 3. Legal Proceedings.

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

On August 31, 2005, the parties agreed to settle the case. Under the terms of the settlement the Company will pay to the plaintiffs a) $125,000 in cash, with which the Company has complied; (b) payment in the form of the Company’s common stock totaling $300,000, payable over 6 months; of which the Company has made payments totaling $152,473; (c) 260,000 shares of the Company’s common stock; and (d) the issuance of common stock with a value of $63,000 dated August 31, 2005, with which the Company has complied.

On March 16, 2006, the parties agreed to settle outstanding amounts due in items (b) and (c) above by payment of $167,720 on or before June 1, 2006 in reference to item (b) and payment of $146,250 on or before August 1, 2006 in reference to item (c).

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

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

Quarter Ended	High	Low
December 31, 2005	$0.50	$0.22
September 30, 2005	$0.68	$0.37
June 30, 2005	$2.07	$0.18
March 31, 2005	$2.37	$0.20

December 31, 2004	$1.25	$0.10
September 30, 2004	$0.32	$0.10
June 30, 2004	$0.45	$0.13
March 31, 2004	$0.51	$0.33

December 31, 2003	$0.79	$0.39
September 30, 2003	$0.90	$0.42
June 30, 2003	$1.05	$0.65
March 31, 2003	$2.58	$0.80

Holders of Record

As of March 9, 2006 there were approximately 2,908 holders of record of the Company’s common stock.

Dividends

The Company’s has paid no cash dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has a 2000 Stock Option and Award Plan (the “2000 Plan”) authorized by the Board of Directors of the Company (the “Board”) and approved by shareholders in May 2000. Options for the purchase of a total of 150,000 shares of common stock were authorized under the 2000 Plan. All stock options granted under the 2000 Plan have expired. The Company has a 2003 Stock Option and Award Plan (the “2003 Plan”) authorized by the Board and not submitted to shareholders. Options for the purchase of a total of 350,000 shares were authorized under the 2003 Plan. The Board has granted stock options to a consultant under the 2003 Plan. The Company has a 2004 Stock Option and Award Plan (the “2004 Plan”) authorized by the Board and not submitted to shareholders. Options for the purchase of a total of 3,000,000 shares were authorized under the 2004 Plan. The Board has granted common stock to consultants under the 2004 Plan. The Company has a 2005 Stock Option and Award Plan (the “2005 Plan”) authorized by the Board and not submitted to shareholders. Options for the purchase of a total of 19,932,000 shares were authorized under the 2005 Plan. The Board has granted common stock to consultants under the 2005 Plan.

The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company’s equity compensation plans at December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A		N/A	N/A
Equity compensation plans not approved by security holders	15,875	(1)	$2.00	101,836	(2)(3)
Total	15,875		$2.00	101,836

(1)   Under the 2003 Plan, 15,875 options were granted to an outside business consultant in 2003 in connection with strategic planning consulting services. Such options have an exercise price of $2.00, vested immediately upon grant and are exercisable until December 31, 2006. Under the 2003 Plan 334,125 shares of common stock were issued to consultants in connection with strategic planning and business development consulting services.

(2)   Under the 2004 Plan, 3,000,000 shares of common stock were issued to consultants in connection with strategic planning and business development consulting services.

(3)   Under the 2005 Plan, 19,830,164 shares of common stock were issued to consultants in connection with strategic planning and business development consulting services.

The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

Warrants Outstanding

The Company issued warrants to the investors that participated in the Company’s recent private placement of 8% secured convertible promissory notes. In total, the Company issued warrants to purchase an aggregate of 12,000,000 shares of its common stock. The warrants have an exercise price of $0.30 per share, and expire in June 2010. The warrant exercise price is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share. The warrants include a “cashless exercise” feature, which permits the holder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the holder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants. At the date of issuance June 30, 2005, these warrants had a fair value of $.61 based on the Black-Scholes option prcing model.

In addition, the Company issued to H. C. Wainwright & Co., Inc., 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30, all of which were issued in connection with their services as exclusive placement agent for the recent private placement. The warrants generally have the same terms as those issued to the investors. The Comapny also issued to 1st SB Partners Ltd., warrants to purchase 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30. These warrants generally have the same terms as those issued to the investors. Both H.C. Wainwright & Co., Inc. and 1st SB Partners Ltd., exercised their cashless exercise feature, on both warrants, on September 8, 2005. Both organizations received 1,279,458 shares of the Company’s common stock upon exercise of their warrants. At the date of issuance June 30, 2005, these warrants had a fair value of $.61 based on the Black-Scholes option prcing model.

During 2003, the Company issued a former officer in connection with such officer’s employment agreement, a warrant for 65,000 shares of restricted common stock. Such warrant has an exercise price of $2.50 per share and expires on December 11, 2006.

Description of Securities

Common Stock. At April 13, 2006, the Company had 156,744,230 shares of its common stock outstanding and 500,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock Series A. The Company’s wholly owned subsidiary Apollo LNG, has outstanding 12,500,000 shares of Series A $1.00 par value 8.5% cumulative non-voting convertible preferred stock. The Series A preferred stock bears a cumulative cash dividend in the amount of 8.5% annually, payable semi-annually, beginning November 30, 2006. The Series A preferred stock is convertible into common stock of Apollo LNG par value $0.01, equal to 49% of the total issued and outstanding common stock at the time of conversion for a period of two years commencing on November 30, 2005.

Preferred Stock Series B. The Company’s wholly owned subsidiary Apollo LNG, has outstanding 12,500,000 shares of Series B $1.00 par value 8.5% cumulative non-voting convertible preferred stock. The Series B preferred stock bears a cumulative cash dividend in the amount of 8.5% annually, payable semi-annually, beginning November 30, 2006. The Series A preferred stock is convertible into common stock of the Company, valued at $0.40 per share.

$3.0 Million Convertible Notes. On June 30, 2005, the Company entered into (and on July 7, 2005 completed the transaction contemplated by) a Note and Warrant Purchase Agreement with certain investors, pursuant to which the Company issued $3,000,000 principal amount of 8% Secured Convertible Promissory Notes and related securities. Pursuant to the Note and Warrant Purchase Agreement, the Company sold to the investors an aggregate of $3,000,000 principal amount of 8% secured convertible promissory notes, together with warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock, and an additional investment right entitling the holders to purchase from the Company up to an additional $3,000,000 of 8% secured convertible promissory notes and warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock. These notes are secured by a continuing security interest in certain of the Company’s assets pursuant to the terms of a security agreement among the Company and its wholly owned subsidiaries BC&D and OGC, and the investors. These notes are recorded at their fair value based on the allocation of the fair value of the convertible notes and related warrants. The notes accrete interest in the amount of $59,109 per month until maturity or conversion by the investors. Additional terms of the 8% secured convertible notes include:

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

Change in Securities and Use of Proceeds

During the first quarter ended March 31, 2005, the Company issued 871,006 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.20 to $0.84 per share to 27 accredited investors and 3 non-accredited investors. The aggregate purchase price was $382,454 cash, less $97,679 in commissions.

During the second quarter ended June 30, 2005, the Company issued 11,045,676 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.10 to $1.07 per share to 187 accredited investors and 7 non-accredited investors. The aggregate purchase price was $3,646,352 cash, less $2,093,468 in commissions.

During the third quarter ended September 30, 2005, the Company issued 3,560,447 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $1.07 per share to 157 accredited investors and 1 non-accredited investor. The aggregate purchase price was $1,380,560 cash, less $756,136 in commissions.

During the fourth quarter ended December 31, 2005, the Company issued 1,324,146 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $0.58 per share to 73 accredited investors. The aggregate purchase price was $428,933 cash, less $257,738 in commissions.

The Company is seeking working capital and funds to upgrade and purchase equipment to increase oil and natural gas production, fund its alternative fuels initiatives and supplement its LNG businesses.

ITEM 6. Managements Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Company’s Financial Statements and the notes thereto and the other information included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The Company derives its revenue primarily from monthly oil and natural gas production sales, rental fees related to its gas pipeline and sales of bio diesel fuel and LNG. During the first quarter of 2005, the Company started its alternative fuels business segment designed to complement the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. In December of 2005, the Company added a oil and gas production company and businesses related the production and sale of LNG. The Company also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

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

Revenue Recognition

Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground. Revenue from pipeline rental fees for natural gas transmission is based on volume of Mcf of natural gas metered monthly. Revenue from product sales of bio diesel fuel and other sales related to service station operations are point of sale transactions. The Company uses the sales method of accounting for LNG revenues. Under this method, revenues are recognized based on actual volumes of LNG sold to customers.

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

Fiscal Year 2005 Compared to Fiscal Year 2004

Sales

The Company recorded revenue of $3,995,084 for 2005 compared to revenue of $69,544 in 2004. The increase reflects the Company’s acquisition of its LNG businesses in December of 2005, which contributed $2,281,216 of LNG sales for the month of December of 2005. In addition, the Company’s bio diesel production and sales subsidiary contributed $1,265,864 of revenue primarily during the fourth quarter of 2005. The addition of Mountain States and oil and gas production company, acquired in December of 2005, helped produce $448,004 of oil and gas production revenue compared to $69,544 in 2004.

Cost of Sales

Cost of sales increased to $5,040,942 in 2005 from $77,374 in 2004. The increase in cost of sales relates to the purchase of $967,383 of LNG to supplement the production from the Company’s LNG plant. The Company must purchase from outside vendors amounts it cannot produce from its LNG plant facility in order to meet customer contracts. Cost to produce LNG were approximately $1.7 million in December of 2005. The Company also recorded approximately $2.5 million of cost related to its bio diesel sales and production primarily to purchase fuel and blending additives for its bio diesel operations. The remainder of cost of approximately

$890,000 relates to operating lease expenses related to the Company’s two oil and gas production operations.

Operating Expenses

Selling, general and administrative expenses were $33,883,002 in 2005 compared to $1,598,144 in 2004.

During 2005, the Company incurred significant non cash expenditures related to the issuance of its common stock. These costs include approximately $5.4 million of cost related to professional services rendered on behalf of the Company, approximately $6.2 million of cost related to compensation for executive and non executive employees and approximately $6.8 million of cost related to expenses related the issuance of common stock in private placements. In addition, a non cash expense was realized of approximately $9.1 million related to Directors compensation of the Company’s 66% owned subsidiary Earth Biofuels. The Company incurred approximately $1.1 million in similar non cash expenses in 2004.

The remainder of selling general and administrative expenses in 2005 of approximately $6.4 million relates primarily to employee salaries and benefits, legal and other professional fees. In 2004 these cost related to professional fees for management, legal and accounting services.

Liquidity and Capital Resources

Cash used in operating activities was $6,542,010 in 2005 compared to $342,250 in 2004. The increase is primarily related to the increase in net loss experienced by the Company in fiscal 2005 and a decrease in accounts payable.

Net cash used in investing activities was $844,436 in fiscal 2005 compared to cash provided by investing activities of $34,576 in 2004. The decrease reflects cash paid in acquisitions of $4,500,000 and purchases of property plant and equipment.

Net cash provided by financing activities was $9,730,885 in fiscal 2005 compared to $363,692 in 2004. Proceeds from sales of common stock of $5,838,299, proceeds from notes payable of $3,112,005 and collection of notes receivable of $2,434,605 during 2005 account for this increase.

During the period ending December 31, 2005, the Company recorded a net loss of $33,343,789. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $34.9 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production.

Acquisitions

During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D. The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisition of OGC. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, in December of 2005, the Company acquired another oil and gas production company Mountain States which added approximately 50 oil and gas wells to the Company’s operations. Also in December of 2005, the Company acquired businesses specializing in LNG sales and production. The Company believes these acquisitions will be a major part of establishing future financial stability. The Mountain States and LNG company acquisitions have produced revenue in excess on $20 million over the preceding two fiscal years.

The Company has acquired an interest in Earth Biofuels. Earth Biofuels produces and distributed bio-diesel fuel. Earth Biofuels assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel. Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth Biofuels, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and Biofuels remains an indirect subsidiary of the Company. As of April 13, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 66.49% majority ownership. The Company recorded no minority interest due to the negative equity of Earth Biofuels at December 31, 2005.

Financing

On July 7, 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The

Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. This financing enabled the Company to pay in full the mortgage due on its pipeline assets and fund working capital.

On February 7, 2006, the Company finalized negotiations to provide a $3.5 million line of credit for working capital related to its oil and gas assets acquired in the BC&D acquisition. The Company plans to use this capital to restart production. The credit line is subject to a borrowing base and funds are pre approved and borrowed for production purposes only at the discretion of the lender. This facility bears interest at the prime rate + 3.0% and matures on February 1, 2007. At April 10, 2006 the Company had borrowed $500,000 on this credit line.

On April 13, 2006, the Company completed an $8.0 million loan agreement to fund working capital for its LNG businesses. This facility consists of a three year $3.0 million revolver, collateralized by the receivables of ALT, and a five year $5.0 million term loan collateralized by the remaining assets of ALT and Arizona LNG, which consists primarily of an LNG plant. The facility bears interest at the greater of 7% or the prime rate + 1.5%. At April 14, 2006 the Company had borrowed $4.0 million on the term loan and made no borrowings on the line of credit. The Company plans to use this facility to enhance its operations and provide working capital.

The Company is currently in discussions with several lenders to finance the working capital needs of it Mountain States oil and gas production company and its Biodiesel operations. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

Management is focusing on expanding and improving its oil and natural gas production operations, leveraging its opportunities regarding its pipeline assets and continuing to develop its biodiesel and LNG production and sales through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. The Company has completed three recent financings to help fund its working capital needs. On July 7, 2005 the Company completed a $3.0 million financing. This financing allowed the Company to secure full payment of its pipeline assets and infuse capital into its oil and gas subsidiary BC&D as well as continue funding its biodiesel joint venture. On February 7, 2006 the Company executed a $3.5 million line of credit for its oil and gas operations related to its BC&D subsidiary. On April 13, 2006 the Company completed an $8.0 million financing facility for its LNG operations, As of December 31, 2005, the Company continued to seek other financing from private placements and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and biodiesel and LNG businesses. The Company has implemented cost saving measures, primarily in its oil and gas operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which the Company currently operates. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Off-Balance Sheet Arrangements

At December 31, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Fiscal Year 2004

Sales

Net sales for oil and natural gas production were $69,544 in fiscal 2004. This revenue reflects the acquisition of BC&D since October 28, 2004.

Cost of Sales

Cost of sales relate to the acquisition of BC&D since October 28, 2004. Cost of sales consisted of employee benefit cost, regulatory taxes on the oil and natural gas production and purchases of supplies and equipment for the oil and natural gas field operations.

Operating Expenses

Operating expenses were $1,598,144 during fiscal 2004. This increase is a result of $1,120,875 of non-cash stock issuance expense incurred through the issuance of common stock in private placements and the issuance of stock to consultants. These activities provided critical cash flow and business expertise in 2004. The balance of the increase in operating expenses was primarily related to professional fees for management, legal and accounting services.

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

During the period ending December 31, 2004, the Company recorded net losses aggregating $1.6 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production operations. During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D. The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisition OGC. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, the Company has acquired a 50% interest in Decarb and Earth Biofuels. Decarb is focused on developing hydrogen fuel alternatives to propane, while Earth Biofuels produces and distributes bio-diesel fuel. The Company believes these acquisitions will be a major part of establishing future financial stability. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

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

Risk Factors

The Company’s limited operating history makes evaluating its business and prospects difficult.

The Company’s limited operating history and recent acquisitions make it difficult to evaluate its current business and prospects or to accurately predict its future revenues or results of operations. The Company’s revenue and income potential are unproven, and its business plan is constantly evolving. The oil and gas industry is constantly changing and the market for alternative fuels is evolving; therefore the Company may need to continue to modify its business plan to adapt to these changes. As a result, the Company is more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

The Company has a history of operating losses and it anticipates losses for the foreseeable future.  Unless the Company is able to generate profits and positive cash flow it may not be able to continue operations.

The Company incurred a net loss of $33,343,789 for the year ended December 31, 2005.   The Company expects operating losses to continue for the foreseeable future as it incurs expenditures for:

•      future acquisitions and integration of recent acquisitions;

•      research and development for alternative fuels;

•      production and development on oil and gas properties;

•      enhancement and maintenance of pipelines; and

•      general business enhancement.

With increased on-going operating expenses, the Company will need to generate significant revenues to achieve profitability. Consequently, the Company may never achieve profitability.  Even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

The Company has a going concern opinion from its auditors, indicating the possibility that it may not be able to continue to operate.

In their report for the Company’s most recent fiscal year, the Company’s independent auditors stated that our financial statements for the year ended December 31, 2005 and 2004, were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2005 in the amount of $33,343,789. The Company continues to experience net operating losses. The Company’s ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor’s report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If the Company does not continue as a going concern, stockholders may lose their entire investment.

The Company may have difficulty raising additional capital, which could deprive it of necessary resources to grow its business and achieve its business objectives.

The Company expects to continue to devote capital resources to fund remedial work or equipment repair on its New Mexico properties, and other elements of its business plan. In order to support the initiatives envisioned in its business plan, the Company intends to raise additional funds through the sale of equity, debt or a combination of the two. The Company’s ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the price of oil and gas.

Because the Company’s common stock is listed on the over-the-counter bulletin board, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of its common stock. If the Company is unable to raise additional funds when need, the Company may have to severely curtail its operations.

The Company’s revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause our stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of our common stock may decline. Factors that could cause quarterly fluctuations include:

•      the ability to secure new significant contracts during a quarter; and

•      the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases.

The loss of any key personnel would likely have an adverse effect on business.

Future success depends, to a significant extent, on the continued services of the Company’s key personnel.  Loss of any of these key personnel most likely would have an adverse effect on business.   Competition for personnel throughout the oil and gas industry is intense and we may be unable to retain the current management and staff or attract, integrate or retain other highly qualified personnel in the future.  If the Company does not succeed in retaining current management and staff or in attracting and motivating new personnel, its business could be materially adversely affected.

The Company’s executive officers and directors have significant voting power and may take actions that may be different than actions sought by its other shareholders.

The executive officers and directors own approximately 15% of the Company’s common stock and, accordingly, will be able to exercise influence over all matters requiring shareholder approval. This influence over the Company’s affairs might be adverse to the interest of other stockholders.

Acquisitions may prove to be worth less than anticipated due to uncertainties in evaluating recoverable reserves and potential liabilities.

Recent growth is due to acquisitions of production companies, producing properties, pipeline assets and interests in alternative fuels companies. The success of any completed acquisition will depend in part on the Company’s ability to integrate effectively the acquired business into its operations. The process of integrating an acquired business may involve unforeseen difficulties and may require a disproportionate amount of management attention and financial and other resources. The failure to incorporate the acquired businesses and assets into existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on the financial condition and results of operations of the Company.

The Company expects acquisitions will also contribute to future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with assessments, the Company performs a review of the acquired properties which is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the Company’s review may not permit the Company to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. The Company does not inspect every well. Even when a well is inspected, the Company does not always discover structural, subsurface and environmental problems that may exist or arise. The Company is generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, the Company acquires interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, the Company may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Additionally, significant acquisitions can change the nature of operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than existing properties. To the extent that the Company acquires properties substantially different from the properties in its primary operating regions or acquires properties that require different technical expertise, the Company may not be able to realize the economic benefits of these acquisitions as efficiently as in prior acquisitions.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, the Company will be required to furnish a report by its management on its internal control over financial reporting. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, the Company will need to engage in a process to document and evaluate its internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company can provide no assurance as to its or its independent auditors’, conclusions at December 31, 2006 with respect to the effectiveness of the Company’s internal control over financial reporting under Section 404 of the Act. There is a risk that neither the Company nor its independent auditors will be able to conclude at December 31, 2006 that its internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of the Company’s testing it may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to helping prevent financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in reported financial information, and the trading price of its stock could drop significantly.

Risks relating to our industry

Oil and gas prices are volatile. A decline in prices could adversely affect the financial position, financial results, cash flows, access to capital and ability to grow.

The Company’s revenues, operating results, profitability and future rate of growth depend in great part upon the prices it receives for the oil it sells. Prices also affect the amount of cash flow available for capital expenditures and the ability to borrow money or raise additional capital. Additionally, lower gas prices will decrease the profitability of the Company’s plan to develop and produce gas from the reserves on its properties in New Mexico.

Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Company’s control, including:

•      weather conditions;

•      the level of consumer demand;

•      the availability of pipeline capacity;

•      the price and level of foreign imports;

•      domestic and foreign governmental regulations and taxes;

•      the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•      political instability or armed conflict in oil-producing regions; and

•      the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on the Company’s financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Because the Company primarily produces and sells oil, it is more affected by movements in oil prices.

Competition in the oil and natural gas industry is intense, and many of the Company’s competitors have greater financial and other resources.

The Company operates in the highly competitive areas of oil and natural gas production, gas transportation and alternative fuels production. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and mineral reserves. The Company faces intense competition from both major and other independent oil and natural gas companies and pipeline owners. Many of the Company’s competitors have financial and other resources substantially greater than the Company’s, and larger technical staffs, and some of them are fully integrated oil companies. The Company also competes with other major as well as mid-size and small oil and natural gas companies in attempting to secure drilling rigs, pipeline hook-up services and other equipment necessary for drilling and completing wells. If the Company cannot compete effectively, it may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect its business, operating results and financial condition.

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

The profitability of our pipeline operations depends on the volume of gas shipped.

Third party shippers generally do not have long term contractual commitments to ship gas on the Company’s pipelines. A decision by a shipper to not ship volumes of gas on the Company’s pipelines could adversely affect its business.

The Company’s pipeline operations are dependent upon demand for gas in Oklahoma. Any decrease in this demand could adversely affect business.

Demand for natural gas is dependent upon the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand. Demand also depends on the ability and willingness of shippers having access to the Company’s transportation assets to satisfy their demand by deliveries through those assets, and any decrease in this demand could adversely affect business.

The pipelines are anticipated to carry gas for a small number of gas producers seeking to transport gas within the state of Oklahoma. As a result, the demand for use of the pipeline is subject to the fluctuations of local supply and demand for gas within Oklahoma.

Although the Company has engaged with a natural gas gathering company to reactivate, upgrade, operate and maintain about 150 miles of our pipelines, currently none of the pipelines are being used for transporting gas. We must engage with additional natural gas gathering companies, and/or make significant capital expenditures, before the Company will be ready to utilize the remainder of the pipelines.

Oil and gas production operations in New Mexico depend on one customer.

One customer, Giant Industries, Inc., purchases all of the Company’s New Mexico oil production. The contract with this customer is monthly and could be terminated at any time. There can be no assurance that there will not be an unanticipated deterioration in this customer’s creditworthiness. The loss of this customer or its failure or inability to pay us could adversely affect cash flow.

If the Company cannot replace reserves, it may not be able to sustain production.

The long-term success of the Company’s oil and gas assets depends in part, upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves produced through successful development, exploration or acquisition activities, proved reserves and production will decline over time. In addition, approximately 41% of the Company’s proved reserves are non-producing. Recovery of these wells will require an estimated investment of $349,600 to restore the wells ability to produce the reserves. Thus, future oil and natural gas reserves and production and, therefore, cash flow and income are highly dependent on success in efficiently developing and exploiting current reserves and economically finding or acquiring recoverable reserves.

The actual quantities and present value of proved reserves may prove to be lower than estimated.

This prospectus contains estimates of proved reserves and the estimated future net revenues from proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and gas prices and other factors, many of which are beyond its control. Properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

No assumption should be made that the present values referred to in this document represent the current market value of estimated oil and gas reserves. In accordance with SEC requirements, the estimates of present values are based on prices and costs as of the date of the estimates. The December 31, 2005 present value is based on the monthly weighted average spot price per barrel of oil for the Four Corners area of New Mexico, Utah and Arizona (or $55.27), held constant over the life of the project. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.

Any changes in consumption by oil and gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows.

Oil and gas pipeline and producing operations can be hazardous and may expose the Company to environmental liabilities.

Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure and ruptures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occurs, the Company could sustain substantial losses as a result of:

•      injury or loss of life;

•      severe damage to or destruction of property, natural resources and equipment;

•      pollution or other environmental damage;

•      clean-up responsibilities;

•      regulatory investigations and penalties; and

•      suspension of operations.

The Company’s liability for environmental hazards includes those created either by the previous owners of properties that have been purchased or leased or by acquired companies prior to the date of acquisition. The Company maintains insurance against some, but not all, of the risks described above. Insurance may not be adequate to cover casualty losses or liabilities. If a significant accident or event occurs that is not fully insured, it could adversely affect the Company’s financial position or results of operations. Also, in the future the Company may not be able to obtain insurance at premium levels that justify its purchase.

Terrorist attacks aimed at our facilities could adversely affect our business.

Since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets, specifically our nation’s pipeline infrastructure, may be future targets of terrorist organizations. These developments have subjected operations to increased risks. Any future terrorist attack on facilities, those of customers and, in some cases, those of other pipelines, could have a material adverse effect on business.

Operations are subject to various laws and governmental regulations that could restrict future operations and increase operating costs.

Many aspects of operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•      environmental quality;

•      pollution control;

•      remediation of contamination;

•      preservation of natural resources; and

•      worker safety.

The Company’s operations are subject to stringent laws and regulations relating to containment, disposal and controlling the discharge of hazardous oilfield waste and other non hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. The Company is also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report information about the hazardous materials used in operations to employees, state and local government authorities and local citizens.

Environmental laws and regulations are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and can impose liability on the Company for the conduct of others or conditions others have caused, or for the Company’s acts that complied with all applicable requirements when performed by the Company. The Company may also be exposed to environmental or other liabilities originating from businesses and assets purchased from others. The Company’s compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require the Company to make material expenditures or subject it to liabilities that it currently does not anticipate.

In addition, the Company’s alternative fuels business benefits from tax credits and government subsidies. If any of the state or federal laws and regulations relating to the tax credits and government subsidies change, the ability to recover capital expenditures from alternative fuels business could be harmed.

The Company is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel. For instance, biodiesel products also benefit from being the only alternative fuel certified by the Environmental Protection Agency that fulfills the requirements of Section 211 (B) of the Clean Air Act. If agency determinations, laws and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

Risks relating to our common stock

A large number of shares will be available for future sale and the sale of these shares may depress the market price of the Company’s common stock.

As of April 10, 2006, the Company had outstanding 156,744,230 shares of common stock, of which approximately 132,490,062 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.

The issuance of shares of the Company’s common stock upon conversion of the convertible notes and exercise of outstanding warrants will cause immediate and substantial dilution to our existing shareholders.

The issuance of shares upon conversion of the convertible notes and exercise of warrants will result in substantial dilution to the interests of other shareholders, since the selling shareholders may ultimately convert and sell the stock at a price lower than the current market prices. Although the selling shareholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to beneficially own more than 4.99% of the Company’s outstanding common stock, this restriction does not prevent the selling shareholders from converting and/or exercising some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, the selling shareholders could sell more than this limit while never holding more than this limit.

The Company has increased the amount of its secured indebtedness as a result of its recent private placement of convertible secured promissory notes.

Certain of the Company’s material assets have been pledged as collateral for the $3,000,000 in principal amount of the convertible promissory notes that were sold in the recent private placement. In addition to the security interest in certain of the Company’s oil and gas producing assets located in New Mexico and in its pipeline network in Oklahoma, the promissory notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•      pay principal and other charges on the promissory notes when due and pay interest semi-annually in arrears beginning December 1, 2005;

•      use the proceeds from the sale of the promissory notes only for permitted purposes;

•      for a period of two years after the sale of the promissory notes, if the Company issues equity or equity linked securities on terms more favorable than the promissory notes, then the holders of the promissory notes will have the option to exchange the promissory notes for the securities to be issued in the new offering;

•      for a period of one year after the sale of the promissory notes, the Company will provide notice to the purchasers of the promissory notes of any subsequent offer of equity or equity linked securities, and allow the purchasers of the promissory notes to participate in such a subsequent offering on a pro rata basis;

•      keep reserved out of the Company’s authorized shares of common stock sufficient shares to satisfy its obligation to issue shares on conversion of the promissory notes and the exercise of the related warrants and other investment rights issued in connection with the sale of the promissory notes; and

•      file a registration statement with the SEC by August 5, 2005, registering the shares of common stock issuable upon the conversion of the promissory notes and the exercise of the related warrants. If the Company fails to file the registration statement on a timely basis, or if it is not declared effective by the SEC within a maximum of 120 days from the filing date, the Company is required to pay to the investors liquidated damages equal to 2.0% of the amount invested and shall pay to the investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period.

The ability to comply with these provisions may be affected by changes in the Company’s business condition or results of its operations, or other events beyond its control. The breach of any of these covenants could result in a default under the promissory notes, permitting the holders of the promissory notes to accelerate their maturity and to sell the assets securing them. Such actions by the holders of the promissory notes could cause the Company to cease operations or seek bankruptcy protection.

If the Company is required for any reason to repay the promissory notes, it would be required to deplete working capital, if available, or raise additional funds. The failure to repay the promissory notes, if required, could result in legal action, which could require the sale of substantial assets.

The promissory notes are due and payable on December 30, 2007 unless sooner converted into shares of the Company’s common stock. In addition, any event of default as described in the promissory notes could require the early repayment of the notes including a default interest rate of 15% on the outstanding principal balance of the promissory notes if the default is not cured within the specified grace period. The Company anticipates that the majority of the promissory notes, together with accrued interest will be converted into shares of its common stock, in accordance with the terms of the promissory note. If the Company is required to repay the promissory notes, it would be required to use its limited working capital and raise additional funds. If the Company is unable to repay the promissory notes when required, the promissory note holders could commence legal action against the Company and foreclose on certain of its oil and gas and pipeline assets to recover the amounts due. Any such action would require the Company to curtail or cease operations.

The Company does not intend to pay cash dividends on its common stock in the foreseeable future.

The Company currently anticipates that it will retain all future earnings, if any, to finance the growth and development of its business and do not anticipate paying cash dividends on its common stock in the foreseeable future. Any payment of cash dividends will depend upon the financial condition, capital requirements, earnings and other factors deemed relevant by the Company’s board of directors.

The Company’s common stock is subject to the “penny stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its stock cumbersome and may reduce the value of an investment in its stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require a broker or dealer to approve a person’s account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock and cause a decline in the market value of its stock.

If the Company fails to remain current on its reporting requirements, it could be removed from the over-the-counter bulletin board, which would limit the ability of broker-dealers to sell its securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the over-the-counter bulletin board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the over-the-counter bulletin board.

If the Company fails to remain current on its reporting requirements, it could be removed from the over-the-counter bulletin board. As a result, the market liquidity for the Company’s securities could be severely affected by limiting the ability of broker-dealers to sell its securities and the ability of shareholders to sell their securities in the secondary market.

There may be volatility in the Company’s stock price.

The trading price of the Company’s common stock on the over-the-counter bulletin board has been and continues to be subject to wide fluctuations. The market price of the Company’s common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the Company’s common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experiences significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies. As a result of the foregoing, the Company’s operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the Company’s common stock.

In addition, the trading price of the Company’s common stock will continue to be volatile in response to factors including the following, many of which are beyond its control:

•      variations in operating results;

•      announcements of technological innovations, new products or new services by the Company or its competitors;

•      changes in expectations of future financial performance, including financial estimates by securities analysts and investors;

•      failure to meet analysts’ expectations;

•      changes in operating and stock price performance of other energy companies similar to the Company’s;

•      fluctuations in oil and gas prices;

•      conditions or trends in the oil and gas and alternative fuels industry;

•      additions or departures of key personnel; and

•      future sales of the Company’s common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to the Company’s performance, may adversely affect the price of its common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities. If the market price of the Company’s stock fluctuates and its shareholders initiate this type of litigation, the Company could incur substantial costs and experience a diversion of its management’s attention and resources, regardless of the outcome. This could materially and adversely affect the Company’s business, prospects, financial condition, and results of operations.

There is a limited market for the Company’s common stock.  If a substantial and sustained market for the Company’s common stock does not develop, its shareholders’ ability to sell their shares may be materially and adversely affected.

The Company’s common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board. Many institutional and other investors refuse to invest in stocks that are traded at levels below the NASDAQ Small Cap Market, which could make efforts to raise capital more difficult. In addition, the firms that make a market for the Company’s common stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  The Company cannot predict whether a more active market for its common stock will develop in the future.  In the absence of an active trading market:

•      investors may have difficulty buying and selling or obtaining market quotations;

•      market visibility for the Company’s common stock may be limited; and

•      a lack of visibility for the Company’s common stock may have a depressive effect on the market price for its common stock.

Utah law may prevent or delay a change of control of the Company.

The Company is subject to the Utah Control Share Acquisition Act, which will make it more difficult for a third party to take control of the Company and may limit the price some investors are willing to pay for shares of its common stock.

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

ITEM 7. Financial Statements.

See Index to Financial Statements on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report Dennis McLaughlin, the Chief Executive Officer and President and J. Mark Ariail, Chief Financial Officer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company’s subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s executive officers, listed above, have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

Under the internal control reporting provisions of the Act, Management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company’s Form 10-KSB filing.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. Other Information.

Pursuant to Form 8-K, Item 3.02 Unregistered Sale of Equity Securities, the Company completed the following transactions:

During the fourth quarter ended December 31, 2005, the Company issued 1,324,146 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $0.58 per share to 73 accredited investors. The aggregate purchase price was $428,933 cash, less $257,738 in commissions.

During the third quarter ended September 30, 2005, the Company issued 3,560,447 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $1.07 per share to 157 accredited investors and 1 non-accredited investor. The aggregate purchase price was $1,380,560 cash, less $756,136 in commissions.

During the second quarter ended June 30, 2005, the Company issued 11,045,676 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.10 to $1.07 per share to 187 accredited investors and 7 non-accredited investors. The aggregate purchase price was $3,646,352 cash, less $2,093,468 in commissions.

During the first quarter ended March 31, 2005, the Company issued 871,006 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.20 to $0.84 per share to 27 accredited investors and 3 non-accredited investors. The aggregate purchase price was $382,454 cash, less $97,679 in commissions.

During the fourth quarter ended December 31, 2004, the Company issued 2,437,000 shares of its common stock, via private placement. The common stock was sold at a price of $0.20 per share to 18 accredited investors and 8 non-accredited investors. The aggregate purchase price was $487,400 cash, less $113,650 in commissions.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

MANAGEMENT

The following table provides information regarding our directors and executive officers as of December 31, 2005:

Name	Age	Position	Dates Served
Dennis McLaughlin	40	Chief Executive Officer, Chairman	November 12, 2004 to present
Kit Chambers	41	Corporate Secretary, Director	November 12, 2004 to present
J. Mark Ariail	44	Chief Financial Officer, Director	December 6, 2004 to present
Wayne McPherson	40	Chief Operating Officer, Director	December 6, 2004 to present
Philip N. Smith, Jr.	63	Director	April 3, 2006 to present
George G. Lowrance	61	Director	April 3, 2006 to present

Mr. McLaughlin has served as Chairman of the Board and Chief Executive Officer of the Company since November 12, 2004. Mr. McLaughlin also serves as Chairman of Blue Wireless & Data, Inc. (a publicly traded company), a position he has held since June 2004.  Mr. McLaughlin was formerly CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) and served as such from September 2003 to January 2005. Mr. McLaughlin founded MAC Partners, LP (“MAC Partners”), a merchant banking company, in January 2002.  Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001. He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001. Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991.  Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Mr. Chambers has served as Corporate Secretary and as a director of the Company since November 12, 2004. Mr. Chambers also currently serves as Corporate Secretary and as a director for Blue Wireless & Data, Inc. (a publicly traded company). Mr. Chambers formerly served as Chief Operating Officer and Corporate Secretary for Ocean Resources, Inc. (a publicly traded company) and served as such from October 2003 to January 2005. Prior to these activities he co-founded MAC Partners in January 2002.  From January 1999 to December 2001 he was employed by Aurion Technologies, LLC as Vice President of Operations, then Vice President of Sales Engineering.  From March 1994 to December 1998 Mr. Chambers was Vice President of Software Development for Aurora Natural Gas, LP.  From January 1998 to February 2004 he worked as an independent consultant in the film/video industry in Dallas, TX. Mr. Chambers received a B.A. from the University of Oklahoma in 1989.

Mr. McPherson has served as Chief Operating Officer and as a director of the Company since December 6, 2004. Mr. McPherson also serves as Chief Engineer for Liberty Operating, Inc. since June 2002. In January 2001 he founded Highland Resources, Inc., and served as President and Chief Operating Officer. In 1997 he was appointed Production Foreman and later promoted to Production Superintendent for ExxonMobil Corporation where he served until 2002. From 1988 until 1997 he served in various Operations and Facility Engineering roles for ExxonMobil Corporation throughout the Mid-continent and Rockies. Mr. McPherson has a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

Mr. Ariail has served as Chief Financial Officer and as a director of the Company since December 6, 2004. Mr. Ariail also served until April 7, 2005 as President of MAC Partners. Prior to his position with MAC Partners, Mr. Ariail served, from 1999 to 2004, as controller of Thomas Group, Inc., a publicly held international consulting firm. From 1997 to 1999 Mr. Ariail served as Chief Accounting Officer for OEC Compression Corporation, a publicly held gas compression leasing company. Mr. Ariail’s background includes experience in travel, manufacturing, mortgage banking and telecommunications. Mr. Ariail is a Certified Public Accountant in the state of Texas and received his B.A. in Accounting from Texas A&M University in 1984.

Philip N. Smith, Jr. has been an employee of Foamex International Inc. since January 2000, and has held various positions including Senior Vice President and General Counsel. Mr. Smith received a Bachelor of Science degree from the University of Maryland in 1964, and a law degree from George Washington University in 1967.

George G. Lowrance is a partner with the law firm of Chappell, Hill & Lowrance, L.L.P. since 1998. He has been a member of the Board of Trustees for Falcon Financial Realty Trust (a publicly traded company) since 2003. Previously, he has been Chairman of the Audi National Dealer Advisory Council and a member of the Board of Directors for the South Texas Livestock Exposition. He received a Bachelor of Science degree from the University of Texas (Austin) in 1965, and a law degree from the University of Texas School of Law in 1967.

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

Code of Ethics

As of December 31, 2005 the Company had not yet adopted a formal code of ethics governing its executive officers and directors. The effective April 3, 2006 the Company began appointed additional Board members. Management plans to address this issue with its Board of Directors at a near term Board meeting.

ITEM 10. Executive Compensation.

Summary Compensation Table

		Annual Compensation					Long Term Compensation
							Awards			Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation		Restricted Stock Award (s)		Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)		($)	($)		($)		($)	($)	($)

Dennis G. McLaughlin, CEO	2005	380,000	(1)	484,757	13,500	(2)	2,577,000	(3)	-0-	-0-	$4,338	(4)
	2004	-0-		-0-	17,000	(2)	-0-		-0-	-0-	-0-

Kit Chambers, Corporate Secretary	2005	142,500	(5)	97,500	-0-		540,000	(6)	-0-	-0-	-0-
	2004	-0-		-0-	2,000	(7)	-0-		-0-	-0-	-0-

J. Mark Ariail, CFO	2005	138,542		80,000	-0-		859,500	(8)	-0-	-0-	$1,353	(4)
	2004	-0-		-0-	-0-		-0-		-0-	-0-	-0-

Wayne McPherson, COO	2005	93,750		85,000	21,942	(9)	1,297,500	(10)	-0-	-0-	$4,338	(4)
	2004	-0-		-0-	5,000	(11)	-0-		-0-	-0-	-0-

(1)   Paid to Mr. McLaughlin pursuant to a management services agreement effective March 15, 2005.

(2)   Amounts received for Mr. McLaughlin’s services as CEO prior to the execution of his management services agreement.

(3)   On June 14, 2005 Mr. McLaughlin received 700,000 shares of the Company’s common stock valued at $742,000 for his services as CEO. On July 22, 2005 Mr. McLaughlin received 500,000 shares of the Company’s common stock valued at $215,000 for his services as CEO. On September 9, 2005 Mr. McLaughlin received 3,000,000 shares of the Company’s common stock valued at $1,620,000 for his services as CEO.

(4)   Health insurance premiums paid on behalf of executive officer.

(5)   Paid to Mr. Chambers pursuant to a management services agreement effective March 15, 2005.

(6)   On September 9, 2005 Mr. Chambers received 1,000,000 shares of the Company’s common stock valued at $540,000 for his services as Corporate Secretary.

(7)   Paid to Mr. Chambers for consulting services rendered to the Company.

(8)   On June 14, 2005 Mr. Ariail received 200,000 shares of the Company’s common stock valued at $212,000 for his services as CFO. On July 1, 2005 Mr. Ariail received 250,000 shares of the Company’s common stock valued at $107,500 for his services as CFO. On September 9, 2005 Mr. Ariail received 1,000,000 shares of the Company’s common stock valued at $540,000 for his services as CFO.

(9)   Payment made to Mr. McPherson, in exchange for the return and cancellation of 120,000 shares of the Company’s common stock previously issued to Mr. McPherson.

(10) On June 20, 2005 Mr. McPherson received 1,000,000 shares of the Company’s common stock valued at $650,000 for his services as COO. On July 1, 2005 Mr. McPherson received 250,000 shares of the Company’s common stock valued at $107,500 for his services as COO. On September 9, 2005 Mr. McPherson received 1,000,000 shares of the Company’s common stock valued at $540,000 for his services as COO.

(11) Payment for contract services rendered to the Company.

Directors Compensation

Prior to his appointment, to the Board of Directors, April 3. 2006, Mr. Lowrance served the Company by providing legal and advisory services. Mr. Lowrance was compensated with the issuance of 500,000 shares of the Company’s common stock valued at $260,000 on April 1, 2005 and 80,000 shares of the Company’s common stock valued at $24,800 on November 15, 2005.

Directors who are also officers of the Company receive no cash compensation for services as a director. However,  the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 6, 2006, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company’s outstanding common stock.

Title of Class	Name and Address	Number of Shares (1)		% of Class
Common Stock	Dennis McLaughlin, CEO and Director	19,362,823	(2)	12.35%
Common Stock	Kit Chambers, Corporate Secretary and Director	1,000,000	(3)	*
Common Stock	J. Mark Ariail, Chief Financial Officer and Director	1,450,000	(4)	*
Common Stock	Wayne McPherson, Chief Operating Officer and Director	2,250,000	(5)	1.43%
Common Stock	George G. Lowrance Director	231,000	(6)	*
Common Stock	Philip N. Smith, Jr. Director	60,000	(7)	*
Common Stock	Officers and Directors as a Group (6 persons)	24,353,823		15.54%
Common Stock	TKM Oil & Gas, Inc. 3001 Knox Street, Suite 403 Dallas, Texas 75205	15,990,000		10.20%
Common Stock	SW Energy Investments, Inc. 3001 Knox Street, Suite 403 Dallas, Texas 75205	8,000,000		5.10%

* Indicates less than one percent (1%).

(1)                    Except as set forth above and based solely upon reports of beneficial ownership required to be filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities Exchange Act of 1934, as amended, the Company does not believe that any other person beneficially owned, as of April 6, 2006, greater than 5% of the outstanding common stock. Except as otherwise noted, the address of the named individuals is 3001 Knox Street, Suite 403, Dallas, Texas 75205.

(2)                    Mr. McLaughlin, as a director of TKM Oil & Gas, Inc., has beneficial ownership of 7,650,000 shares of the Company’s common stock held by TKM. Additionally, as a partial owner of SW Energy Investments, Inc., Mr. McLaughlin has beneficial ownership of 3,520,000 shares of the Company’s common stock. On June 14, 2005, Mr. McLaughlin received 700,000 shares of the Company’s common stock for his services as CEO. On July 22, 2005, Mr. McLaughlin received 500,000 shares of the Company’s common stock for his services as CEO. On September 9, 2005, Mr. McLaughlin received 3,000,000 shares of the Company’s common stock for his services as CEO. Mr. McLaughlin has purchased approximately 4.0 million shares on the Company’s common stock in open market transactions.

(3)                    On September 9, 2005, Mr. Chambers received 1,000,000 shares of the Company’s common stock for his services as Corporate Secretary.

(4)                    On June 14, 2005, Mr. Ariail received 200,000 shares of the Company’s common stock for his services as CFO. On July 1, 2005, Mr. Ariail received 250,000 shares of the Company’s common stock for his services as CFO. On September 9, 2005, Mr. Ariail received 1,000,000 shares of the Company’s common stock for his services as CFO.

(5)                    On June 20, 2005, Mr. McPherson received 1,000,000 shares of the Company’s common stock for his services as COO. On July 1, 2005, Mr. McPherson received 250,000 shares of the Company’s common stock for his services as COO. On August 15, 2005, Mr. McPherson received 250,000 shares of the Company’s common stock for his services as COO. On January 16, 2006, these 120,000 chares of the Company’s common stock were returned to the Company and cancelled in lieu of a cash payment of $21,942. On September 9, 2005, Mr. McPherson received 1,000,000 shares of the Company’s common stock for his services as COO.

(6)                    On April 1, 2005, Mr. Lowrance received 500,000 shares of the Company’s common stock for legal and advisory services. On November 15, 2005, Mr. Lowrance received 80,000 shares of the Company’s common stock for legal and advisory services.

(7)                    Mr. Smith acquired is shares in the Company through open market purchases.

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

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged at cost plus an administrative fee monthly for general administration, turnkey office and legal services. MAC formally provided the services of Mr. J. Mark Ariail and Mr. Wayne McPherson, the Company’s Chief Financial Officer and Chief Operating Officer. Effective March 15, 2005, Mr. Ariail and Mr. McPherson’s services were no longer provided by MAC and they became employees of the Company. On February 15, 2005, MAC loaned the Company $112,015 through a promissory note bearing interest at 7% per annum. This promissory note was paid in full during the second quarter of 2005.

 On January 17, 2005 the Company entered into a Bill of Sale and Assignment Agreement whereby it conveyed ownership of two generators and a gas plant, valued at approximately $500,000, to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a promissory note in the amount of $495,000. This note was secured by an Agreement of Pledge pursuant to which 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a Capital Lease Agreement with Sovereign whereby Sovereign leased the generators and gas plant to the Company. The Company subsequently assigned the Sovereign promissory note to MAC in exchange for 495,000 shares of convertible preferred stock of Blue. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Corporate Secretary and Director.

During the first quarter of 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Corporate Secretary and Director.

During the fourth quarter of 2005, the Company issued 500,000 shares of its common stock valued at $145,000 to Mammoth Corporation to provide partial security for a loan in the amount of $125,000 the makers of which are Blue, TKM and Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman. Mr. McLaughlin serves as Blue’s Chairman of the Board and is a Director of TKM. Christopher Chambers the Company’s Corporate Secretary and Director serves as Blue’s Corporate Secretary and Director.

At December 31, 2005 the Company’s 66% owned subsidiary Earth Biofuels had outstanding accounts payable to DGMAC, LLC for $159,104. DGMAC, LLC is a company operated by Dennis McLaughlin the Chairman and CEO of the Company and Earth Biofuels. In addition, Earth Biofuels had borrowed from R. Bruce Blackwell, a Director of Earth Biofuels, $142,103. Also Earth Biofuels owed the former owner of Distribution Drive, a current employee of Earth Biofuels, and his brother a total of $201,849. These amounts are classified in the Company’s balance sheet under the caption “Related party payable”.

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

Exhibit Number	Description

3.01	Restated Articles of Incorporation of Powerball International, Inc. (filed as Appendix A to the Company’s Form DEF 14C dated January 14, 2005 and incorporated herein by reference).
3.02	Restated Articles of Incorporation of Apollo Resources International, Inc. (filed as Exhibit 3.2 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
3.03	Bylaws of Apollo Resources International, Inc. (filed as Exhibit 3.3 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
4.01	Powerball International, Inc. 2004 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Form S-8 dated December 10, 2004 and incorporated herein by reference).
4.02	Apollo Resources International, Inc 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Form S-8 dated February 22, 2005 and incorporated herein by reference).
4.03

Apollo Resources International, Inc. First Amended 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Post-Effective Amendment to Form S-8 dated April 15, 2005 and incorporated herein by reference).

4.04

Apollo Resources International, Inc. Second Amended 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Amendment to Form S-8 dated June 29, 2005 and incorporated herein by reference).

4.05

Apollo Resources International, Inc. Third Amended 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Amendment to Form S-8 dated July 14, 2005 and incorporated herein by reference).

4.06	Warrant To Purchase Shares Of Common Stock of Apollo Resources International, Inc. (filed as Exhibit 4.1 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
4.07	Warrant To Purchase Shares Of Common Stock of Apollo Resources International, Inc. (filed as Exhibit 4.2 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
4.08	Warrant To Purchase Shares Of Common Stock of Apollo Resources International, Inc. (filed as Exhibit 4.3 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
4.09	Secured Convertible Promissory Note due December 31, 2007 (filed as Exhibit 4.4 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
4.10

Apollo Resources International, Inc. Fourth Amended 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Amendment to Form S-8 dated September 28, 2005 and incorporated herein by reference).

4.11

Apollo Resources International, Inc. Fifth Amended 2005 Stock Option and Award Plan (filed as Exhibit 4.01 to the Company’s Amendment to Form S-8 dated November 4, 2005 and incorporated herein by reference).

10.01	Share Exchange Agreement between the Company and TKM Oil & gas, Inc. (filed as Exhibit 10.01 to the Company’s Form 8-K and incorporated herein by reference).
10.02

Management Services Agreement between the Company and MAC Partners, LP dated November 12, 2004 (filed as Exhibit 10.02 to the Company’s Form 10-KSB dated April 15, 2005 and incorporated herein by reference).

10.03

Membership Interests Purchase Agreement between the Company and SW Energy Investments, Inc. dated February 7, 2005 (filed as Exhibit 10.03 to the Company’s Form 10-KSB dated April 15, 2005 and incorporated herein by reference).

10.04

Management Services Agreement between the Company and Johnny Flame Consulting, LLC dated March 15, 2005 (filed as Exhibit 10.04 to the Company’s Form 10-KSB dated April 15, 2005 and incorporated herein by reference).

10.05	Management Services Agreement between the Company and DGMAC. LLC dated March 15, 2005 (filed as Exhibit 10.05 to the Company’s Form 10-KSB dated April 15, 2005 and incorporated herein by reference).
10.06

Note and Warrant Purchase Agreement between the Company and Certain Investors dated June 30, 2005 (filed as Exhibit 2.1 to the Company’s Form 8-K dated July 14, 2005 and incorporated herein by reference).

10.07	Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
10.08

Transfer And Exchange Agreement between the Company, Neptune Leasing, Inc. and Golden Spread Energy, Inc. dated November 30, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 14, 2005 and incorporated herein by reference).
10.09

Stock Purchase Agreement between the Company, Apollo LNG, Inc. and Oliver Kendall Kelley dated November 30, 2005 (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 14, 2005 and incorporated herein by reference).

10.10	Promissory Note dated November 30, 2005 (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 14, 2005 and incorporated herein by reference).
10.11	Security Agreement dated November 30, 2005 (filed as Exhibit 10.4 to the Company’s Form 8-K dated December 14, 2005 and incorporated herein by reference).
10.12

Stock Purchase Agreement between the Company, Apollo Production & Operating, Inc., Neptune Leasing, Inc. and Golden Spread Energy, Inc. dated November 30, 2005 (filed as Exhibit 1051 to the Company’s Form 8-K dated December 14, 2005 and incorporated herein by reference).

23.01	Consent of John C. Thompson, Esq. (filed as Exhibit 23.01 to the Company’s Form S-8 dated December 10, 2004 and incorporated herein by reference).
23.02	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated December 10, 2004 and incorporated herein by reference).
23.03	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated February 22, 2005 and incorporated herein by reference).
23.04	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated February 22, 2005 and incorporated herein by reference).
23.05	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated April 15, 2005 and incorporated herein by reference).
23.06	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated April 15, 2005 and incorporated herein by reference).
23.07	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated June 29, 2005 and incorporated herein by reference).
23.08	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated June 29, 2005 and incorporated herein by reference).
23.09	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated July 14, 2005 and incorporated herein by reference).
23.10	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated July 14, 2005 and incorporated herein by reference).
23.11	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.1 to the Company’s Form SB-2 dated August 26, 2005 and incorporated herein by reference).
23.12	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated September 28, 2005 and incorporated herein by reference).
23.13	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated September 28, 2005 and incorporated herein by reference).
23.14	Consent of Chisholm, Bierwolf & Nilsson (filed as Exhibit 23.02 to the Company’s Form S-8 dated November 4, 2005 and incorporated herein by reference).
23.15	Consent of Scheef & Stone, LLP (included in its opinion filed as Exhibit 5.01) (filed as Exhibit 23.01 to the Company’s Form S-8 dated November 4, 2005 and incorporated herein by reference).
23.16	Consent of Scheef & Stone, LLP (filed as Exhibit 5.1 to the Company’s Form SB-2/A dated February 16, 2006 and incorporated herein by reference).
*23.17	Consent of The Scotia Group, Inc.
*23.18	Consent of RG Bonagurio Oil and Gas, LLC.
24	Power of Attorney (set forth on the signature page of this Form 10-KSB).
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

Reports on Form 8-K for the quarter ending December 31, 2004:

Date of Filing	Subject
December 14, 2005

Execution of Transfer And Exchange Agreement to acquire 100% of the membership units of Applied LNG Technologies USA, LLC. Execution of Stock Purchase Agreement to acquire 100% of the outstanding stock of TxHLDM, Inc. and the membership units of Arizoa LNG, L.L.C. Execution of a Stock Purchase Agreement to acquire all of the outstanding common stock of Mountain States Petroleum, Corporation

ITEM 14. Principal Accountant Fees and Services.

Audit Fee:  The aggregate fees billed us for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of its quarterly financial statements was $24,026 and $7,000, respectively.

Tax Fees: The aggregate fees billed us for each of the last two fiscal years for professional services rendered by the Company’s principal tax accountant for the preparation of the Company’s tax returns was $7,900 and $0, respectively.

All Other Fees: none

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit years 2005 and 2004. All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 17, 2006.

APOLLO RESOURCES INTERNATIONAL, INC.

By:	/s/ DENNIS G. MCLAUGHLIN, III
Dennis G. McLaughlin, III
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Dennis G. McLaughlin, III such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB/A and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III	Chief Executive Officer and Chairman	April 17, 2006
Dennis G. McLaughlin, III

/s/ J. MARK ARIAIL	Chief Financial Officer and Director	April 17, 2006
J. Mark Ariail

/s/ KIT CHAMBERS	Corporate Secretary and Director	April 17, 2006
Kit Chambers

/s/ WAYNE MCPHERSON, II	Chief Operating Officer and Director	April 17, 2006
Wayne McPherson, II

/s/ GEORGE G. LOWRANCE	Director	April 17, 2006
George G. Lowrance

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005

APOLLO RESOURCES INTERNATIONAL, INC.

DALLAS, TEXAS

FORM 10-KSB—ITEM 7

Apollo Resources International, Inc.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Apollo Resources International, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Apollo Resources International, Inc. and Subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Apollo Resources International, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apollo Resources International, Inc. and Subsidiaries as of December 31, 2005 and 2004. and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 17, 2006

APOLLO RESOURCES INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2005	December 31, 2004
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$2,400,457	$56,018
Trade accounts receivable	3,646,097	35,063
Accounts receivable other	626,273	30,709
Accounts receivable working interest owners	183,559	102,790
Prepaid expenses and deposits	2,325,083	—
Inventory	685,660	—
Other current assets	718,937	7,643
Total Current Assets	10,586,066	232,223
Property and equipment, net	24,612,083	2,986,409
Goodwill	30,601,554	—
Deposits	3,360,000	56,475
Investment in joint ventures	230,000	—
Patents and assigned technology net of amortization $15,300	—	35,903
Other long-term assets	1,659,912	—
	71,049,615	$3,311,010
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$6,495,562	$526,219
Shares payable - acquisition	4,210,248	—
Royalty payable	772,350	807,970
Related party payable	503,056	—
Leases payable	346,071	—
Notes payable	2,428,952	1,971,072
Asset retirement obligations short-term	58,512	40,330
Total Current Liabilities	14,814,751	3,345,591

Notes payable	10,267,618	—
Asset retirement obligations	1,613,275	1,111,942
Other long-term liabilities	156,561	—
Total Liabilities	26,852,205	4,457,533

Stockholders’ Equity
Preferred stock Series A, $1.00 par, 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at December 31, 2005	$12,500,000	$—
Preferred stock Series B, $1.00 par, 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at December 31, 2005	12,500,000	—
Common stock, $.001 par value; 500,000,000 and 25,000,000 shares authorized; and 139,595,810 and 23,853,900 shares issued and outstanding at December 31, 2005 and 2004	139,596	23,854
Additional paid-in capital	63,350,615	1,028,070
Accumulated deficit	(34,973,382)	(1,629,593)
Common stock issued for future services	(9,319,419)	(568,854)
Total Stockholders’ Equity (Deficit)	44,197,410	(1,146,523)
	$71,049,615	$3,311,010

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004
		(Restated)
Revenue	$3,995,084	$69,544
Cost of sales	5,040,942	77,374
Gross loss	(1,045,858)	(7,830)
Selling, general and administrative	32,883,002	1,598,144
Operating loss	(33,928,860)	(1,605,974)

Interest expense	(940,238)	(23,660)
Loss on marketable equity securities	(535,434)	—
Other income (expense), net	(121,943)	41
Loss from operations before income taxes	(35,526,475)	(1,629,593)
Income taxes	—	—
Loss before extraordinary item	(35,526,475)	(1,629,593)

Extraordinary item:
Gain on extinguishment of debt, net of tax	2,182,686	—
Net loss	$(33,343,789)	$(1,629,593)

Income (loss) per common share:

Basic and diluted:
Loss before extraordinary item	$(.51)	$(.08)

Extraordinary item	.03	—
Net loss	$(.48)	$(.08)

Weighted average shares:

Basic and diluted	69,057,282	21,402,206

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Preferred Stock Series A and B ($1.00 par)	Common Stock ($.001 par)	Additional Paid In Capital	Common Stock Issued for Future Services	Accumulated Deficit	Totals
				(Restated)		(Restated)
Balance at inception October 28, 2004	—	$—	$—	$—	$—	$—	$—
Common stock issued in acquisition	18,000,000	—	18,000	(1,228,982)	—	—	(1,210,982)
Reverse merger adjustment	2,951,900	—	2,952	41,429	—	—	44,381
Common stock issued in private equity sales	2,437,000	—	2,437	1,605,838	—	—	1,608,275
Common stock issued for services	465,000	—	465	609,785	—	—	610,250
Common stock issued for future services	—	—	—	—	(568,854)	—	(568,854)
Net and comprehensive loss	—	—	—	—	—	(1,629,593)	(1,629,593)
Balance December 31, 2004	23,853,900	$—	23,854	1,028,070	(568,854)	(1,629,593)	(1,146,523)

Issuance of 12,500,000 shares of preferred Series A stock	—	12,500,000	—	—	—	—	12,500,000
Issuance of 12,500,000 shares of preferred Series B stock	—	12,500,000	—	—	—	—	12,500,000
Common stock issued in acquisitions	33,000,000	—	33,000	12,280,213	—	—	12,313,213
Common stock issued for investment in joint ventures	8,500,000	—	8,500	4,402,300	—	—	4,410,800
Stock issued to retire debt	300,000	—	300	110,610	—	—	110,910
Common stock issued in private equity sales	16,801,275	—	16,801	7,158,888	—	—	7,175,689
Common stock issued for services	29,656,182	—	29,656	14,081,935	(8,750,565)	—	5,361,026
Common stock issued for employee compensation	10,320,000	—	10,320	6,072,880	—	—	6,083,200
Common stock issued as collateral	13,331,818	—	13,332	3,850,032	—	—	3,863,364
Stock issued in exercise of warrants	2,558,916	—	2,559	3,632,549	—	—	3,635,108
Stock issued in litigation settlement	273,659	—	274	114,326	—	—	114,600
Stock issued to acquire assets	1,000,000	—	1,000	299,000	—	—	300,000
Capital contribution to subsidiary	—	—	—	750,000	—	—	750,000
Contributions from minority shareholders’	—	—	—	9,569,812	—	—	9,569,812
Net and comprehensive loss	—	—	—	—	—	(33,343,789)	(33,343,789)
Balance December 31, 2005	139,595,750	$25,000,000	$139,596	$63,350,615	$(9,319,419)	$(34,973,382)	$44,197,410

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(33,343,789)	$(1,629,593)
Non-cash items included in net loss:
Depreciation, amortization and depletion	885,098	93,722
Accretion of discount on asset retirement obligations	56,534	6,683
Accretion of convertible notes	425,582	—
Common stock issued for services	5,361,026	101,396
Common stock issued for compensation	6,172,807
Stock issuance expense	6,762,783	1,120,875
Contribution from minority shareholders	9,569,812	—
Cashless exercise of stock warrants	1,507,201	—
Loss on marketable equity securities	535,434	—
Gain on extinguishment of debt	(2,182,686)	—
Gain on litigation settlement	(382,830)	—
Other	(66,366)	(44,381)

Changes in assets and liabilities net of acquisitions:
Decrease (increase) in:
Accounts receivable	1,809,210	45,273
Prepaid and other assets	(1,325,451)	(72,097)
Inventory	438,069	—

Increase (decrease) in:
Accounts payable and accrued expenses	(2,764,444)	35,872
Net cash used in operating activities	(6,542,010)	(342,250)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	3,680,158	34,576
Cash paid in acquisitions	(4,500,000)	—
Purchase of property, plant and equipment	(274,594)	—
Capital contribution	250,000	—
Net cash provided by (used in) investing activities	(844,436)	34,576

Cash Flows From Financing Activities:
Proceeds from note payable	112,005	—
Proceeds from sale of common stock	5,838,299	509,900
Proceeds from convertible notes	3,000,000	—
Collection of notes receivable	2,434,605	—
Repayments of notes and capital leases payable	(1,654,024)	(146,208)
Net cash provided by financing activities	9,730,885	363,692

Net increase in cash	2,344,439	56,018

Cash and cash equivalents
Beginning of year	56,018	—
End of year	$2,400,457	$56,018

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2004

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose - The Company was incorporated on July 9, 1997 under the laws of the State of Utah. Effective October 28, 2004, the Company executed a share exchange agreement, in which the Company acquired an oil and natural gas production company. With this acquisition the Company changed its primary business focus to oil & natural gas production. Subsequent acquisitions and ventures have expanded the Company’s oil and gas production capabilities, added oil and natural gas transportation via the acquisition of pipelines, developed an alternative fuels segment with ventures in biodiesel and diversified into the production and sale of LNG (“Liquefied Natural Gas”)through acquisitions in late 2005. Before October 28, 2004, the Company was accounted for as a developmental stage company for the purpose of raising capital to invest in a joint venture which acquired a license to certain technology relating to the production of hydrogen, to generate hydrogen for sale, and to market hydrogen generating equipment and products.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Results of operations for the Company’s gas pipeline transmission company OGC Pipeline, LLC (“OGC”) have been consolidated since February 7, 2005 the effective date of the acquisition. Results of operations of Earth Biofuels, Inc. (“Earth Biofuels”) have been consolidated since the Company acquired an 80% interest on September 13, 2005. The Company initially acquired a 50% interest in Earth Biofuels on February 25, 2005 and was accounted for under the equity method from such date until September 13, 2005. Results of operations for the Company’s LNG businesses, Applied LNG Technologies USA, LLC (“ALT”), TxHLDM, Inc. and its wholly owned subsidiary Arizona LNG, LLC, (“Arizona LNG”) have been consolidated since November 30, 2005 the effective date of the acquisition. The Company’s other oil and natural gas production company Mountain States Petroleum Corporation (“Mountain States”) has been consolidated since November 30, 2005 the effective date of the acquisition. Results of operations for the Company’s oil and gas subsidiary, BC&D Oil and Gas Corporation, (“BC&D”) have been consolidated since October 28, 2004 the effective date of the acquisition. Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

Restatement of December 31, 2004 Financial Statements

Apollo Resources International, Inc. (the “Company”) hereby amends Items 1, 2, 6, and 7 of the information related to December 31, 2004 presented in this Form 10-KSB for the fiscal year ended December 31, 2005. These amendments address the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), rescinding its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005, and the updating of oil and gas information required pursuant to Regulation S-X, Rule 4-10(c)(4), Rule 4-10(c)(7), Financial Accounting Standard 69 and SEC Industry Guide 2.

Upon adoption of SFAS No. 143 the Company has restated its financial statements for 2004 to reflect the inclusion of asset retirement obligations totaling approximately $1.1 million. Also, during 2004 the Company incurred an additional net loss of $12,729 related to depreciation expense on the asset and additional net loss of $6,683 on accretion of discount related to the liability. Please see Note 13 to the Company’s financial statements contained herein.

The Company has also amended its 2004 financial statements to reflect the acquisition of BC&D Oil and Gas Corporation in October of 2004, at historical cost with no step up in basis under the purchase method of business combinations that was originally used. The transaction is being amended using the guidance in Statement of Financial Accounting Standards No. 141which requires transactions between companies under common control to be accounted for at the historical cost basis. The transaction between the Company and TKM Oil and Gas, Inc. is a transaction between entities under common ownership. Therefore no adjustment for the fair value of the assets acquired is allowed.

The following table illustrates the change to the Company’s financial statements for 2004 related to these asset retirement obligations.

		Previously
	(As Restated)	Reported
Property and equipment, net	$2,986,409	$7,564,531
Asset retirement obligations short-term	$40,330	$—
Asset retirement obligations	$1,111,942	$—
Stockholders’ equity (deficit)	$(1,146,523)	$4,564,459
Accumulated deficit	$(1,629,593)	$(1, 610,181)
Selling, general and administrative	$1,598,144	$1, 578,732
Net Loss	$(1,629,593)	$(1,610,181)

The Company has made a similar adjustment to reflect the acquisition of OGC Pipeline, LLC per the discussion of BC&D Oil and Gas Corporation above. This acquisition was also a transaction between entities under common control and therefore no step up in basis for fair value should have been recorded. The Company has reduced the amount recorded for property plant and equipment related to the pipeline easements acquired from OGC Pipeline, LLC to $2,154,000 from the original amount recorded by the seller of $8,330,430.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at December 31, 2005 and 2004 and the results of operations and changes in cash flows for the fiscal years ended December 31, 2005 and 2004. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

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

Oil and Gas Properties— The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. At December 31, 2005 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company’s long-lived assets related to its proved oil and gas properties accounted for under the full cost method of accounting are prescribed by the Securities and Exchange Commission (Regulation S-X, Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975”).

Adoption of SFAS 143—  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143”). SFAS 143 amended Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Production Companies” to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carry value of the long-lived asset.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable— At December 31, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Allowance for Doubtful Accounts— The allowance for doubtful accounts is established through a provision for bad debts charged to expense.  Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility of the account is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the collectibility of accounts, prior loss experience and current economic conditions.  At December 31, 2005 and 2004 there were no receivables written off against the allowance.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners. As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses. As of December 31, 2005 the working interest owners owed the Company approximately $183,559.

Concentration of Credit Risk— Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2005, the Company had $2,384,174 in bank deposit accounts, of which $1,737,300 was in excess of the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Marketable Equity Securities

During 2005, the Company has purchased, in open market transactions, 367,000 shares of Earth Biofuels common stock. At December 31, 2005 the Company had an investment value of $157,810 and recorded a loss of $22,979 related to the securities decline in market value.

During 2005, the Company has purchased, in open market transactions, 1,324,000 shares of Blue Wireless & Data, Inc. At December 31, 2005 the Company had an investment value of $1,324 and recorded a loss of $17,455 related to the securities decline in market value.

On March 31, 2005, the Company assigned a note receivable valued at $495,000 in exchange for 495,000 shares, $1.00 par value, convertible preferred stock of Blue Wireless and Data, Inc. This investment was written off during the fourth quarter of 2005.

Prepaids and deposits— The Company had approximately $1.6 million of feedstock accounted for as a prepaid asset related to its LNG business at December 31, 2005. The Company also issued 12,000,000 shares of its common stock valued at $3,360,000 to BC&D for collateral on a line of credit. Deposits totaling $450,000 are related to gas balancing activities at the Company’s LNG operations.

Goodwill— Goodwill recorded on the Company’s balance sheet reflects the purchase price of the Company’s acquisitions exceeding the fair market value of the net assets. At December 31, 2005 the Company had recorded $22,107,382 of goodwill related to its acquisition of its LNG businesses and its oil and gas production company Mountain States. The remaining $8,494,172, of goodwill relates to the acquisition of Earth Biofuels and its subsequent acquisition of Distribution Drive in November of 2005.

Inventory – Inventory consisting of well equipment purchased in bulk for use on the Company’s oil and gas leases was $49,581 and inventories of biodiesel fuel and products purchased for resale related to the Company’s bio diesel distribution centers are included in inventory and totaled $131,391at December 31, 2005. Inventory related to LNG in storage was $67,826 and LNG equipment inventory totaled $436,862.

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

Warrants – The Company issued warrants to the investors that participated in the Company’s recent private placement of 8% secured convertible promissory notes. In total, the Company issued warrants to purchase an aggregate of 12,000,000 shares of its common stock. The warrants have an exercise price of $0.30 per share, and expire in June 2010. The warrant exercise price is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share. The warrants include a “cashless exercise” feature, which permits the holder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the holder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants. At the date of issuance, June 30, 2005, these warrants had a fair value of $.61 based on the Black-Scholes option pricing model.

In addition, the Company issued to H. C. Wainwright & Co., Inc., 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30, all of which were issued in connection with their services as exclusive placement agent for the recent private placement. The warrants generally have the same terms as those issued to the investors. The Comapny also issued to 1st SB Partners Ltd., warrants to purchase 1,200,000 shares of common stock at $0.25 and warrants to purchase 1,200,000 shares of common stock at $0.30. These warrants generally have the same terms as those issued to the investors. Both H.C. Wainwright & Co., Inc. and 1st SB Partners Ltd., exercised their cashless exercise feature, on both warrants, on September 8, 2005. Both organizations received 1,279,458 shares of the Company’s common stock upon exercise of their warrants. At the date of issuance, June 30, 2005, these warrants had a fair value of $.61 based on the Black-Scholes option pricing model.

During 2003, the Company issued a former officer in connection with such officer’s employment agreement, a warrant for 65,000 shares of restricted common stock. Such warrant has an exercise price of $4.50 per share and expires on December 11, 2006.

Stock Options and Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through December 31, 2005, there have been no significant grants to non-employees.

The Company grants incentive and non-qualified stock options and has reserved 23,282,000 shares of common stock for issuance under its stock option plans. The majority of the options granted become exercisable at the date of grant, and generally expire three years after the date of grant.

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.” This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004.

Dividend Yield	0%
Expected volatility	80%
Risk free interest rate	3.25%
Expected life (years)	3

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	December 31. 2005	December 31, 2004
		(Restated)

Net loss, as reported	$(33,343,789)	$(1,629,593)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,104,016)	(4,509)
Adjusted net income (loss)	$(34,447,805)	$(1,634,102)

Earnings (loss) per share
As reported
Basic and diluted	$(0.48)	$(0.8)
As adjusted
Basic and diluted	$(0.50)	$(0.8)

Revenue – Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground. Revenue from pipeline rental fees for natural gas transmission is based on volume of Mcf of natural gas metered monthly. Revenue from product sales of bio diesel fuel and other sales related to service station operations are point of sale transactions. The Company uses the sales method of accounting for LNG revenues. Under this method, revenues are recognized based on actual volumes of LNG sold to customers.

Research and Development – During fiscal 2004 research and development expenses related to the Company’s hydrogen gas technology were $18,961. The Company had no research and development expenditures in fiscal 2005.

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

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)
	In thousands, except per share data
Year Ended December 31, 2005
Basic earnings per share	$(33,343,789)	69,057,282	$(.48)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Diluted earnings per share	$(33,343,789)	69,057,282	$(.48)

	Net Loss (Numerator )	Shares (Denominator)	Per Share Amount
	(Restated)
	In thousands, except per share data
Year Ended December 31, 2004
Basic earnings per share	$(1,629,593)	21,402,206	$(0.8)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Diluted earnings per share	$(1,629,593)	21,402,206	$(0.8)

Total stock options and warrants outstanding in 2005 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 12,080,875. Convertible notes not included in the computation of diluted earnings per share are equivalent to approximately 13,530,651 shares. Convertible preferred stock not included in the diluted earnings per share computation due to the antidilutive effects are 5,000,000 shares. These stock options, warrants, convertible notes and convertible preferred stock were not included in the computation of earnings per share at December 31, 2005 and 2004 due to exercise prices exceeding the average market value of the Company’s common stock, and due to the Company’s incurring a net loss during the periods presented.

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding stock options, warrants and convertible notes having a dilutive effect. The numerator for the periods presented is equal to the reported net loss.

Income Taxes– The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6.2 million which expire in years 2013 through 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation allowance against the full amount of net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Deferred tax assets of $590,029 relate to the differences associated with the Company’s depletion of its oil and gas assets. The deferred tax liabilities of $156,561relate to the differences associated with the depreciation related to the Company’s oil and gas assets.

Components of deferred tax assets as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax asset:
Net operating loss carryforward	$6,195,272	$745,893
Fixed assets	590,029	—
	6,785,301	745,893
Valuation allowance	(6,195,272)	(745,893)
Total deferred tax assets	590,029	—

Deferred tax liabilities:
Fixed assets	156,561	—
	156,561	—
Valuation allowance	—	—
Total deferred tax liabilities	156,561	—

Net deferred tax asset	$433,468	$—

Components of current income tax expense as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in net operating loss benefits	(5,449,379)	(745,893)
Change in valuation allowance	5,449,379	745,893
Income tax expense	$—	$—

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending December 31, 2005, the Company recorded a net loss of $33,343,789. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $34.9 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production.

Acquisitions

During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D. The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisition of OGC. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition in December of 2005, the Company acquired another oil and gas production company Mountain States which added approximately 50 oil and gas wells to the Company’s operations. Also in December of 2005, the Company acquired businesses specializing in LNG sales and production. The Company believes these acquisitions will be a major part of establishing future financial stability. The Mountain States and LNG company acquisitions have produced revenue in excess on $20 million over the preceding two fiscal years.

The Company has acquired an interest in Earth Biofuels. Earth Biofuels produces and distributed bio-diesel fuel. Earth Biofuels assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel. Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth Biofuels, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth Biofuels remains an indirect subsidiary of the Company. As of April 13, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 66.49% majority ownership. The Company recorded no minority interest due to the negative equity of Earth Biofuels at December 31, 2005.

Financing

On July 7, 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. This financing enabled the Company to pay in full the mortgage due on its pipeline assets and fund working capital.

On February 7, 2006, the Company finalized negotiations to provide a $3.5 million line of credit for working capital related to its oil and gas assets acquired in the BC&D acquisition. The Company plans to use this capital to restart production. The credit line is subject to a borrowing base and funds are pre approved and borrowed for production purposes only at the discretion of the lender. This facility bears interest at the prime rate + 3.0% and matures on February 1, 2007. At April 10, 2006 the Company had borrowed $500,000 on this credit line.

On April 13, 2006, the Company completed an $8.0 million loan agreement to fund working capital for its LNG businesses. This facility consists of a three year $3.0 million revolver, collateralized by the receivables of ALT, and a five year $5.0 million term loan collateralized by the remaining assets of ALT and Arizona LNG, which consists primarily of an LNG plant. The facility bears interest at the greater of 7% or the prime rate + 1.5%. At April 14, 2006 the Company had borrowed $4.0 million on the term loan and made no borrowings on the line of credit. The Company plans to use this facility to enhance its operations and provide working capital.

The Company is currently in discussions with several lenders to finance the working capital needs of its Mountain States oil and gas production company and its Biodiesel operations. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

Management is focusing on expanding and improving its oil and natural gas production operations, leveraging its opportunities regarding its pipeline assets and continuing to develop its biodiesel and LNG production and sales through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. The Company has completed three recent financings to help fund its working capital needs. On July 7, 2005 the Company completed a $3.0 million financing. This financing allowed the Company to secure full payment of its pipeline assets and infuse capital into its oil and gas subsidiary BC&D as well as continue funding its biodiesel joint venture. On February 7, 2006 the Company executed a $3.5 million line of credit for its oil and gas operations related to its BC&D subsidiary. On April 13, 2006 the Company completed an $8.0 million financing facility for its LNG operations, As of December 31, 2005, the Company continued to seek other financing from private placements and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and biodiesel and LNG businesses. The Company has implemented cost saving measures, primarily in its oil and gas operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which the Company currently operates. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	December 31, 2005	December 31, 2004 (Restated)
Land	$221,841	$—
Building	213,842	—
Machinery and equipment	6,667,820	3,066,436
Computer and office equipment	244,805	—
Gas plant	8,286,042	477,523
Intangible drilling costs	247,221	348,011
Pipeline easements	2,154,000	—
Asset retirement obligations	1,608,570	1,145,589
Automobiles	135,939	74,105
Leasehold improvements	3,216	22,091
	19,783,296	5,133,755
Less accumulated depreciation	3,448,929	2,782,733
Sub total	16,334,367	2,351,022
Oil & gas leases	8,990,835	649,550
Less accumulated depletion	713,119	14,163
Net oil and gas leases	8,277,716	635,387
Total property, plant and equipment	$24,612,083	$2,986,409

Depreciation, amortization and depletion expense for the three and year ended December 31, 2005 and 2004 was $885,098 and $93,722, respectively. At December 31, 2005 and 2004, $165,464 and $14,163 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in the Four Corners area of New Mexico, Arizona and Utah.

At September 30, 2005 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized under the full cost method of accounting for oil and gas properties.

As December 31, 2005 the company calculated its ceiling test per Regulation S-X, Rule 4-10(c)(4) to determine if there were any limitations on capitalized cost. This test resulted in no write offs of capitalized cost.

4. ACQUISITIONS

On December 7, 2005 the Company completed the acquisitions of an oil and gas production company, an LNG marketer and an LNG production company (the “companies”). These transactions were acquired simultaneously and are therefore combined for the purposes of the following pro forma financial information.

On December 7, 2005, the Company added to its oil and natural gas production assets by acquiring 100% of the outstanding stock of Mountain States, a New Mexico corporation, in exchange for 25,000,000 shares of the Company’s common stock valued at $.40 per share. Mountain States owns oil and gas producing assets near the Four Corners area of the United States, and maintains production operations in the states of New Mexico, Arizona and Utah.

On December 7, 2005, the Company entered into the production, distribution and sale of LNG by completing the acquisition of ALT, a Delaware limited liability company. Based in Amarillo, Texas, ALT is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. To effect this transaction the Company formed a wholly owned subsidiary, Apollo LNG, Inc. (“Apollo LNG”), a Texas corporation. Apollo LNG purchased 100% of the membership units of ALT in exchange for 12,500,000 shares of Apollo LNG Series A $1.00 par value, 8.5% cumulative non-voting preferred stock and 12,500,000 shares of Apollo LNG Series B $1.00 par value, 8.5% cumulative non-voting preferred stock. The Series A preferred stock is convertible into voting common stock, par value $1.00, in Apollo LNG that shall represent 49% of the total issued and outstanding common stock of Apollo LNG at the time of conversion. The Series B preferred stock is convertible into voting common stock of the Company at a conversion price of $.40 per share.

In addition, on December 7, 2005, the Company completed the acquisition of TxHLDM, Inc., a Texas corporation and its wholly owned subsidiary Arizona LNG, a Nevada limited liability company. The primary asset of Arizona LNG is an LNG processing facility and related equipment located in Topock, Arizona. This facility has the capacity to produce 86,000 gallons of

LNG per day. To effect this transaction the Company’s wholly owned subsidiary Apollo LNG purchased 100% interest in the aforementioned entities in exchange for $4.5 million in cash and a promissory note in the principal amount of $6 million, payable over six years.

These companies were recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. The Company recorded goodwill of approximately $22.1 million related to these transactions. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

The following is a condensed balance sheet disclosing the actual carrying values of the companies assets and liabilities at the acquisition date.

ASSETS
Cash and cash equivalents	$8,169,785
Accounts receivable	5,390,391
Inventory	1,101,519
Prepaid and other assets	2,764,768
Total current assets	17,426,463
Property, plant and equipment	19,903,121
Other long-term assets	3,024,634
Total Assets	$40,354,218

LIABILITIES AND MEMBERS EQUITY
Accounts payable	12,863,547
Notes payable	454,724
Total current liabilities	13,318,271
Long-term debt	3,643,328
Total Liabilities	16,961,599
Members equity	23,392,619
Total Liabilities and Members Equity	$40,354,218

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2005, the beginning of the Company’s current fiscal year.

Year Ended December 31, 2005

Net Loss, as reported	$(33,343,789)
Additional estimated net loss (prior to acquisition date)	(128,627)

Pro-forma net loss	$(33,472,416)

Weighted average shares outstanding, as reported	69,057,282
Adjustment to reflect common stock issued to SW Energy	23,013,699

Pro-forma weighted average shares outstanding	92,070,981

Loss per share, as reported	$(.48)

Pro-forma loss per share	$(.36)

On February 25, 2005 the Company acquired a 50% interest in Earth Biofuels, a Mississippi-based company in exchange for 1,700,000 shares of the Company’s common stock valued at $.78 per share. On August 19, 2005, the Company acquired an additional 30% ownership interest in exchange for 6,000,000 shares of the Company’s common stock valued at $.50 per share. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and

Biofuels remains an indirect subsidiary of the Company. Effective November 10, 2005, Meadows Springs was re-domiciled to Delaware under the name Earth Biofuels, Inc. As of April 13, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 66.49% majority ownership. Effective November 29, 2005, Earth Biofuels enhanced its biodiesel distribution capabilities with the acquisition of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”).

This transaction was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. The Company recorded goodwill of approximately $4.5 million related to this transaction and approximately $4.0 million of goodwill related to the subsequent acquisition of Distribution Drive. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

Earth Biofuels is a producer, blender and distributor of biodiesel fuels. Earth Biofuels sells biodiesel to a variety of consumers, such as small businesses and farmers, through a service station located in Mississippi, through other oil companies and directly to a variety of commercial and industrial customers. Results of operations for the Company’s bio diesel production and distribution company Earth Biofuels, have been consolidated since August 19, 2005 the date the Company completed the acquisition of 80% interest in Earth Biofuels.

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

This transaction was accounted for using the guidance in Statement of Financial Accounting Standards No. 141 (‘SFAS No.141”) which requires transactions between companies under common control to be accounted for at the historical cost basis. The transaction between the Company and SW Energy is a transaction between entities under common ownership. Therefore the following condensed balance sheet and pro forma effect to the Company’s statement of operations include no step up basis for fair value found in transactions recorded using the purchase method of business combinations under SFAS No,141..

The following is a condensed balance sheet disclosing the actual carrying values of OGC’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$2,003
Pipeline easements	2,154,000
Total assets	$2,156,003

LIABILITIES AND MEMBERS’ EQUITY

Accounts payable and accrued expenses	$103,102
Notes payable	3,886,607
Members’ equity (deficit)	(1,833,706)

Total liabilities and stockholders’ equity	$2,156,003

The following represents the approximate pro-forma effect assuming the acquisition with OGC had occurred on January 1, 2005, the beginning of the Company’s current fiscal year.

Year Ended
December 31, 2005

Net Loss, as reported	$(33,343,789)
Additional estimated OGC net loss (prior to acquisition date)	(27,916)

Pro-forma net loss	$(33,371,705)

Weighted average shares outstanding, as reported	69,057,282
Adjustment to reflect common stock issued to SW Energy	745,206

Pro-forma weighted average shares outstanding	69,802,488

Loss per share, as reported	$(.48)

Pro-forma loss per share	$(.48)

5. EQUITY TRANSACTIONS

On December 7, 2005 the Company issued 25,000,000 shares of its common stock for the acquisition of Mountain States. On February 7, 2005, the Company issued 8,000,000 shares of its common stock to acquire 100% membership interest in OGC.

On February 25, 2005, the Company issued 1,700,000 shares of its common stock as consideration to enter into a 50% joint venture with Biofuels and on August 19, 2005, issued 6,000,000 shares of its common stock to acquire an additional 30% interest in Biofuels. The Company also issued 800,000 shares of its common stock to acquire a 50% interest in Energy Ventures.

During 2005 the Company issued 16,801,275 shares of its common stock through private placements. Proceeds of these sales total $5,838,299 for the year ended December 31, 2005.

During 2005 the Company issued 29,656,182 shares of the Company’s common stock to consultants in restricted form and pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $6,762,783 and $1,120,875 of non-cash consulting services expense for the years ended December 31, 2005 and 2004, respectively.

During 2005 the Company issued 10,320,000 shares of its common stock to employees as compensation. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in $6,172,807 of compensation expense.

During the quarter ended September 30, 2005, the Company issued 2,558,916 shares of the Company’s common stock to two agents in connection with their services as exclusive placement agent for the Company’s $3.0 million private placement. The agents exercised their cashless exercise feature included with the warrants resulting in a non-cash expense of $1,507,201.

During the quarter ended September 30, 2005, the Company issued 273,659 shares of the Company’s common stock valued at $114,600 as part of a litigation settlement.

The Company has issued a total of 1,331,818 shares of its common stock valued at $503,364 as collateral for purchases and collateral for a loan for Blue Wireless and Data, Inc. The Company’s CEO and Corporate Secretary act as Chairman of the Board and Corporate Secretary of Blue Wireless and Data, Inc. In addition, the Company issued 12,000,000 shares of its common stock valued at $3,360,000 to BC&D to pledge as collateral for a $3.5 million letter of credit.

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

During the fourth quarter of 2005, the Company issued 1,000,000 shares of its common stock to Neptune Leasing, Inc. to acquire 2 nitrogen units for use in the Company’s oil and gas production operations.

6. OPERATING LEASES

The Company leases fourteen LNG trailers under two separate lease agreements. The lease agreements require monthly rental payments of approximately $40,000 and expire during 2006. Future minimum payment sunder the remaining lease terms were approximately $256,000 as of December 31, 2005. The lease agreements allow the Company to purchase the trailers at the end of the lease term for residual payments aggregating approximately $840,000. The Company also maintains a mortgage on a building in Trona, California for $43,024. The office lease is for a term of 59 months commencing on March 31, 2005 at $917 per month. Rent expense was $82,478 and $15,282 for the years ended December 31, 2005 and 2004.

The following is a schedule of future minimum rent payments due:

Year Ending December 31,
2006	$264,449
2007	11,004
2008	11,004
2009	11,004
2010	1,834
Total	$299,295

7. STOCK OPTIONS

A summary of the status of the Company’s stock options to employees as of December 31, 2005, 2004 and 2003 and changes in the years then ended is presented below.

	2005		2004		2003
Common Option Shares	Shares	Weighted Average Excise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	15,875	$2.00	40,875	$2.24	135,000	$2.14
Granted	—	—	—	—	90,875	2.37
Exercised	—	—	—	—	(50,000)	1.00
Forfeited	—	—	(25,000)	2.10	(135,000)	2.14
Outstanding at end of year	15,875	2.00	15,875	2.00	40,875	$2.24

Options exercisable at year-end	15,875	$2.00	15,875	$2.00	40,875	$2.24
Weighted average grant-date fair value of options granted		$—		$—		$2.00

The following table summarizes information about stock options outstanding at December 31, 2005.

Common Options			Options Outstanding	Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$2.00	15,875	1	$2.00	15,875	$2.00

8. INVESTMENTS

On February 25, 2005 the Company acquired a 50% interest in Erth Biofuels, a Mississippi-based company in exchange for 1,700,000 shares of the Company’s common stock valued at $.78 per share. On August 19, 2005, the Company acquired an additional 30% ownership interest in exchange for 6,000,000 shares of the Company’s common stock valued at $.50 per share. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintains a controlling interest in Meadows Springs of approximately 89% and Biofuels remains an indirect subsidiary of the Company. As of April 13, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 66.49% majority ownership. Earth Biofuels is a producer, blender and distributor of biodiesel fuels. Earth Biofuels sells biodiesel to a variety of consumers, such as small businesses and farmers, through a service station located in Mississippi, through other oil companies and directly to a variety of commercial and industrial customers.

In addition, on May 2, 2005 the Company reached agreement with Energy Ventures to acquire a 50% interest for 800,000 shares of restricted common stock valued at $200,000.

The investment in Biofuels was recorded under the equity method of accounting until August 19, 2005, the date the Company acquired an 80% interest in Earth Biofuels. During the year ended December 31, 2005, the Company realized a loss of $79,404 related to this investment. These amounts have been classified in the Company’s statement of operations under the caption “Other income (expense), net”. Energy Ventures is accounted for using the equity method of accounting. During the three and nine months ended September 30, 2005, the Company realized no income or loss related to this investment.

On December 6, 2004, the Company formed Decarb Energy Technologies, LLC (“Decarb”), a joint venture between the Company and a former officer of the Company. Effective August 31, 2005 the Company assigned its 50% interest in Decarb to its joint venture partner. After several months of monitoring the project the Company did not feel the continuation of the hydrogen alternative fuel research would produce profitable results. With this assignment the Company released all rights to any of the 5 patents related to the hydrogen research and development.

9. NOTES PAYABLE

At December 31, 2004 the Company maintained notes payable due to secured lenders and to various investors. All notes having a maturity date of less than twelve months are classified as current liabilities.

Lender	Maturity Date	Interest Rate	Original Principal Amount
Jimmy Brown	On Demand	13.00%	$200,000
JPB Resources, Inc. (3)	2/24/2006	13.00%	50,000
JPB Resources, Inc. (3)	On Demand	11.00%	100,000
TelcoEnergy Corporation	On Demand	6.00%	179,000
Peter Knollenberg	On Demand	6.00%	150,000
Dennis Lueng	On Demand	6.00%	10,000
Convertible Notes OGC (2)	On Demand	10.00%	575,907
$3.0 million convertible notes (1)	12/31/2007	8.00%	1,297,674
Bruce Ivey	3/31/2010	7.00%	43,024
Oliver Kendall Kelley	4/1/2011	8.50%	6,000,000
Jack B. Kelley, Inc.	9/20/2011	7.50%	4,041,620
Navistar Financial Corporation	10/27/2007	8.50%	49,345
Total notes payable			12,696,570
Less current portion of notes payable			2,428,952
Long –term portion of notes payable			$10,267,618

(1)  On June 30, 2005, the Company entered into (and on July 7, 2005 completed the transaction contemplated by) a Note and Warrant Purchase Agreement with certain investors, pursuant to which the Company issued $3,000,000 principal amount of 8% Secured Convertible Promissory Notes and related securities. Pursuant to the Note and Warrant Purchase Agreement, the Company sold to the investors an aggregate of $3,000,000 principal amount of 8% secured convertible promissory notes, together with warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock, and an additional investment right entitling the holders to purchase from the Company up to an additional $3,000,000 of 8% secured convertible promissory notes and warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock. These notes are secured by a continuing security interest in certain of the Company’s assets pursuant to the terms of a security agreement among the Company and ts wholly owned subsidiaries BC&D and OGC, and the investors. These notes are recorded at their fair value based on the allocation of the fair value of the convertible notes and related warrants. The notes accrete interest in the amount of $70,930 per month until maturity or conversion by the investors. Additional terms of the 8% secured convertible notes include:

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

(3) On February 10, 2005 the Company reached an agreement with the lender to settle these notes with the issuance of 600,000 shares of the Company’s common stock.

10. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of December 31, 2005 the Company owed royalties of $772,350 to the non-working interest owners.

11. SUPPLEMENTARY OIL AND GAS INFORMATION – FAS 69 (unaudited)

The following unaudited disclosures on standardized measures of discounted cash flows and changes therein relating to proved oil and gas reserves are determined in accordance with United States Statements of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities”.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein

In calculating the standardized measure of discounted future net cash flows, year-end constant prices and cost assumptions were applied to the Company’s annual future production from proved reserves to determine cash inflows. Future production and development costs are based on constant price assumptions and assume the continuation of existing economic, operating and regulatory conditions. Future income taxes are calculated by applying statutory income tax rates to future pre-tax cash flows after provision for the tax cost of oil and natural gas properties based upon existing laws and regulations. The discount was computed by application of a 10 percent discount factor to the future net cash flows. The calculation of the standardized measure of discounted future net cash flows is based upon discounted future net cash flows prepared by the Company’s independent qualified reserve evaluators in relation to the reserves they respectively evaluated, and adjusted by the Company to account for management’s estimate obligations and future income taxes. The Company cautions that the discounted future net cash flows relating to proved oil and gas reserves are an indication of neither the fair market value of the Company’s oil and gas properties, nor of the future net cash flows expected to be generated from such properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves, nor is consideration given to the effect of anticipated future changes in crude oil and natural gas prices, development, asset retirement and production costs, and possible changes to tax and royalty regulations. The prescribed discount rate of 10 percent may not appropriately reflect future interest rates. The Company’s projections should not be interpreted as being equivalent to fair market value.

Net Proved Reserves (1), (2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
2005
Beginning of year	—	873
Purchase of reserves in place	1,064	189
Production	(5)	(11)
Adjustment for uneconomic wells	—	(838)
End of year	1,059	213

Developed	1,059	213
Undeveloped	—	—
Total	1,059	213

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
2004
Beginning of year	—	—
Purchase of reserves in place	—	875
Production	—	(2)
End of year	—	873

Developed	—	873
Undeveloped	—	—
Total	—	873

(1)  Definitions:

a.     “Net” reserves are the remaining reserves of the Company, after deduction of estimated royalties and including royalty interests.

b.     “Proved oil and gas reserves.”  Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

i.      Reservoirs are considered proved if economic product ability is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and /or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

ii.     Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

iii.    Estimates of proved reserves do not include the following:

Oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

Crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

Crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

Crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

c.             “Proved developed oil and gas reserves.”  Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

d.             “Proved undeveloped reserves.”  Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive unites that are reasonably certain of production when drilled. Proved reserves for other undrilled unites can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates, for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

(2)  The Company does not file any estimates of total net proved crude oil or natural gas reserves with any U.S. federal authority or agency other than the SEC.

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

	United States	United States
Year ended December 31, ($ thousands)	2005	2004
Future cash inflows	$15,801	$37,805
Future production costs	(5,891)	(19,795)
Future development costs	(350)	—
Undiscounted pre-tax cash flow	9,560	18,010
Future income taxes	1,530	2,835
Future net cash flows	8,030	15,175
Less discount of net cash flows using a 10% rate	569	9,909
Discounted future net cash flows	$7,461	$5,266

Changes in Standardized Measure of Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	United States	United States
Year ended December 31, ($ thousands)	2005	2004
Balance, beginning of Year	$5,266	$—
Changes resulting from:
Oil and gas sales, net of production costs	(311)	(14)
Purchases of proved reserves in place	7,146	5,280
Adjustment for uneconomic wells	(4,640)	—
Balance, end of year	$7,461	$5,266

Results of Operations

	United States	United States
Year ended December 31,	2005	2004
Oil and gas revenues, net of royalties, transportation and selling costs	$403,976	$69,544
Operating costs, production and mineral taxes	(710,463)	(77,374)
Depreciation, depletion and amortization	(178,430)	(73,669)
Operating loss	(484,917)	(81,499)
Income taxes	—	—
Results of operations	$(484,917)	$(81,499)

Capitalized Costs

	United States	United States
Year ended December 31,	2005	2004 (Restated)

Proved oil and gas properties	$8,972,550	$649,550
Unproved oil and gas properties	—	—
Total capital costs	8,972,550	649,550
Accumulated depletion	(713,119)	(14,163)
Net capitalized costs	$8,259,431	$635,387

Costs Incurred

	United States	United States
Year ended December 31,	2005	2004
		(Restated)
Acquisitions:
Proved reserves	$8,323,000	$649,550
Unproved reserves	—	—
Total acquisitions	8,323,000	649,550
Exploration costs	—	—
Development costs	—	—
Asset retirement obligations	160,141	19,412
Total costs incurred	$9,132,691	$668,962

12. PRODUCTION

The following table summarizes the Company’s net oil and gas production, average sale prices, and average production costs per unit of production for the year ended December 31, 2005 and 2004. Data for 2004 reflects operations since the acquisition date October 28, 2004.

	2005	2004
Oil:
Production (BPL)	11,210 BBLS	2,495 BBLS
Average sales price per barrel	$50.07	$41.40
Gas:
Production (MCF)	5,126	—
Average price per MCF	$4.40	—
Average cost of production	$22.94	$31.01

13. ASSET RETIREMENT OBLIGATIONS

As referred to in Note 1, the Company adopted the provisions of SFAS 143 on October 28, 2004 the date of the BC&D acquisition. The Company’s asset retirement obligations related to the future plugging and abandonment of proved properties and related facilities. The Company has included in its estimate an inflation rate of 4% and a market risk premium of 5%. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the year ended December 31, 2005 and 2004.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Beginning asset retirement obligations	$1,152,272	$1,145,589
Acquisition liabilities assumed	462,981	—
Accretion of discount	56,534	6,683
Ending asset retirement obligation	$1,671,787	$1,152,272

14. RELATED PARTY TRANSACTIONS

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

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged at cost plus an administrative fee monthly for general administration, turnkey office and legal services. MAC formally provided the services of Mr. J. Mark Ariail and Mr. Wayne McPherson, the Company’s Chief Financial Officer and Chief Operating Officer. Effective March 15, 2005, Mr. Ariail and Mr. McPherson’s services were no longer provided by MAC and they became employees of the Company. On February 15, 2005, MAC loaned the Company $112,015 through a promissory note bearing interest at 7% per annum. This promissory note was paid in full during the second quarter of 2005.

On January 17, 2005 the Company entered into a Bill of Sale and Assignment Agreement whereby it conveyed ownership of two generators and a gas plant, valued at approximately $500,000, to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a promissory note in the amount of $495,000. This note was secured by an Agreement of Pledge pursuant to which 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a Capital Lease Agreement with Sovereign whereby Sovereign leased the generators and gas plant to the Company. The Company subsequently assigned the Sovereign promissory note to MAC in exchange for 495,000 shares of convertible preferred stock of Blue. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Corporate Secretary and Director.

During the first quarter of 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s Corporate Secretary and Director.

During the fourth quarter of 2005, the Company issued 500,000 shares of its common stock valued at $145,000 to Mammoth Corporation to provide partial security for a loan in the amount of $125,000 the makers of which are Blue, TKM and Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman. Mr. McLaughlin serves as Blue’s Chairman of the Board and is a Director of TKM. Christopher Chambers the Company’s Corporate Secretary and Director serves as Blue’s Corporate Secretary and Director.

At December 31, 2005 the Company’s 66% owned subsidiary Earth Biofuels had outstanding accounts payable to DGMAC, LLC for $159,104. DGMAC, LLC is a company operated by Dennis McLaughlin the Chairman and CEO of the Company and Earth Biofuels. In addition, Earth Biofuels had borrowed from R. Bruce Blackwell, a Director of Earth Biofuels, $142,103. Also Earth Biofuels owed the former owner of Distribution Drive, a current employee of Earth Biofuels, and his brother a total of $201,849. These amounts are classified in the Company’s balance sheet under the caption “Related party payable”.

15. COMMITMENTS AND CONTINGENCIES

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

On August 31, 2005, the parties agreed to settle the case. Under the terms of the settlement the Company will pay to the plaintiffs a) $125,000 in cash, with which the Company has complied; (b) payment in the form of the Company’s common stock totaling $300,000, payable over 6 months; of which the Company has made payments totaling $152,473; (c) 260,000 shares of the Company’s common stock; and (d) the issuance of common stock with a value of $63,000 dated August 31, 2005, with which the Company has complied.

On March 16, 2006, the parties agreed to settle outstanding amounts due in items (b) and (c) above by payment of $167,720 on or before June 1, 2006 in reference to item (b) and payment of $146,250 on or before August 1, 2006 in reference to item (c).

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

	December 31, 2005	December 31, 2004
Common stock issued for services	$5,361,026	$101,396
Common stock issued in acquisitions	$12,313,213	$4,500,000
Stock issuance expense	$6,762,783	$—
Common stock issued for investment in joint ventures	$4,410,800	$—
Preferred stock issued in acquisitions	$25,000,000	$—
Contribution from minority shareholders’	$9,569,812	$—
Gain on extinguishment of debt	$2,182,686	$—
Common stock issued for compensation	$6,172,807	$—
Cashless exercise of stock warrants	$1,507,201	$—

Contribution from minority shareholders’ resulted from increases in paid in capital related to common stock issued for Directors compensation and private equity sales from the Company’s 66% owned subsidiary Earth Biofuels.

17. SEGMENT INFORMATION

The Company maintains three operating segments. Apollo Production and Operating, Inc. is the holding company that contains the Company’s oil and gas production operations and pipeline gas transmission operations. Apollo Alternative Fuels, LLC is the holding company which contains the Company’s bio diesel production and distribution operations. Apollo LNG, Inc. is the holding company which contains the Company’s LNG production, distribution and marketing operations.

Certain segment data is included in the table below as follows:

	Production and Operating	Alternative Fuels	LNG
Year Ended December 31, 2005
Revenue	$(1,233,761)	$1,265,864	$2,281,216
Operating income (loss)	$948,926	$(10,223,737)	$(1,092,631)
Long – lived assets	$15,597,961	$1,741,297	$10,964,947

Year Ended December 31, 2004
Revenue	$69,544	$—	$—
Operating income (loss)	$(176,611)	$—	$—
Long – lived assets	$—	$—	$—