Form 10QSB
period 2006-03-31
APOLLO RESOURCES INTERNATIONAL INC
filed 2006-05-22
CIK 1048237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 18, 2006 there were 163,754,558 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

For the Period Ended March 31, 2005

Apollo Resources International, Inc. (the “Company”) hereby amends Part I Items 1, 2 and 3 of its quarterly report on Form 10-QSB for the three months period ended March 31, 2005. These amendments address the Company’s adoption of statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), and the rescinding its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005.

Upon adoption of SFAS No. 143 the Company has restated its financial statement to reflect the inclusion of asset retirement obligations of approximately $1.1million. The Company incurred an additional net loss of $19,093 related to depreciation expense on the asset and additional net loss of $10,083 on accretion of discount related to the liability. The following table illustrates the changes to the Company’s financial statements related to these asset retirement obligations:

The Company has also amended its 2004 financial statements to reflect the acquisition of BC&D Oil and Gas Corporation in October of 2004, at historical cost with no step up in basis under the purchase method of business combinations that was originally used. The transaction is being amended using the guidance in Statement of Financial Accounting Standards No. 141 which requires transactions between companies under common control to be accounted for at the historical cost basis. The transaction between the Company and TKM Oil and Gas, Inc. is a transaction between entities under common ownership. Therefore no adjustment for the fair value of the assets acquired is allowed.

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

The following table illustrates the change to the Company’s financial statements for the period ended March 31, 2005 related to the notes above.

		Previously
	(As Restated)	Reported
Property and equipment, net	$5,489,532	$16,081,534
Asset retirement obligations-short term	$40,682	$—
Asset retirement obligations	$1,121,673	$—
Accumulated deficit	$(1,608,877)	$(1,560,289)
Selling, general and administrative	$2,086,128	$2,056,952
Net Income	$20,716	$49,892

APOLLO RESOURCES INTERNATIONAL, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$384,426	$2,400,457
Trade accounts receivable, net of $206,173 allowances at March 31, 2006	3,269,229	3,646,097
Accounts receivable working interest owners	357,300	183,559
Accounts receivable other	254,514	626,273
Prepaid expenses and deposits	2,604,021	2,325,083
Inventory	791,329	685,660
Other current assets	111,812	718,937
Total Current Assets	7,772,631	10,586,066
Property and equipment, net	33,968,580	24,612,083
Goodwill	30,601,554	30,601,554
Deposits	4,068,500	3,360,000
Investment in joint ventures	380,464	230,000
Other assets	1,002,991	1,659,912
	$77,794,720	$71,049,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,978,292	$6,495,562
Shares payable - acquisition	—	4,210,248
Royalty payable	817,761	772,350
Accounts payable related party	296,082	503,056
Lease payable	346,071	346,071
Notes payable	4,430,206	2,428,952
Notes payable related party	235,167	—
Asset retirement obligations short-term	59,023	58,512
Other current liabilities	860,000	—
Total Current Liabilities	14,022,602	14,814,751
Notes payable	10,608,316	10,267,618
Asset retirement obligations	1,627,392	1,613,275
Other long-term liabilities	156,561	156,561
Total Liabilities	26,414,871	26,852,205

Minority interest	3,232,991	—

Stockholders’ Equity
Preferred stock Series A, $1.00 par; 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at March 31, 2006 and December 31, 2005, respectively	$12,500,000	$12,500,000
Preferred stock Series B, $1.00 par; 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at March 31, 2006 and December 31, 2005, respectively	12,500,000	12,500,000
Common stock, $.001 par value; 500,000,000 shares authorized; 151,824,847 and 139,595,810 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	151,825	139,596
Additional paid-in capital	79,339,319	63,350,615
Accumulated deficit	(47,895,945)	(34,973,382)
Common stock issued for future services	(8,448,341)	(9,319,419)
Total Stockholders’ Equity	48,146,858	44,197,410
	$77,794,720	$71,049,615

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

 STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
		(Restated)
Revenue	$9,459,223	$148,492
Cost of sales	11,854,583	158,206
Gross loss	(2,395,360)	(9,714)
Selling, general and administrative	12,895,871	2,086,128
Operating loss	(15,291,231)	(2,095,842)

Interest expense	(406,862)	(71,423)
Gain on marketable equity securities	485,230	—
Other income, net	2,290,300	(5,295)
Loss from operations before income taxes	(12,922,563)	(2,161,970)
Income taxes	—	—
Loss before extraordinary item	(12,922,563)	(2,161,970)

Extraordinary item:
Gain on extinguishment of debt, net of tax	—	2,182,686
Net loss	$(12,922,563)	$20,716

Income (loss) per common share:

Basic and diluted:
Loss before extraordinary item	$(.09)	$(.07)
Extraordinary item	—	.07
Net loss	$(.09)	$—

Weighted average shares:

Basic and diluted	144,677,196	32,027,005

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Preferred Stock Series A and B	Common tock	Additional Paid In Capital	Common Stock Issued for Future Services	Accumulated Deficit	Totals
		($ 1.00 par)	($ .001 par)	(Restated)		(Restated)
Balance December 31, 2005	139,595,750	$25,000,000	$139,596	$63,350,615	$(9,319,419)	$(34,973,382)	$44,197,410

Stock issued to retire debt	783,335	—	783	279,050	—	—	279,833
Common stock issued in private equity sales	10,116,773	—	10,117	4,044,898	—	—	4,055,015
Common stock issued for services	1,115,129	—	1,115	483,213	871,078	—	1,355,406
Common stock cancelled for employee compensation	(120,000)	—	(120)	(61,080)	—	—	(61,200)
Stock issued in litigation settlement	120,000	—	120	50,280	—	—	50,400
Stock issued to acquire assets	213,800	—	214	113,091	—	—	113,305
Rounding adjustment	60	—	—	—	—	—	—
Contributions from minority shareholders’	—	—	—	11,079,252	—	—	11,079,252
Net and comprehensive loss	—	—	—	—	—	(12,922,563)	(12,922,563)
Balance March 31, 2006	151,824,847	$25,000,000	$151,825	$79,339,319	$(8,448,341)	$(47,895,945)	$48,146,858

See accompanying notes to financial statements

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
		(Restated)
Cash Flows from Operating Activities:

Net income (loss)	$(12,922,563)	$20,716
Non-cash items included in net income (loss):
Depreciation, amortization and depletion	1,249,430	47,489
Accretion of discount on asset retirement obligations and convertible notes	227,419	10,083
Write down of assets pledged as collateral	358,364	—
Bad debt expense	51,906	—
Common stock issued for services	5,971,356	878,095
Common stock issued (cancelled) for compensation	(61,200)	173,400
Stock issuance expense	—	472,574
Stock issued to retire debt and settle litigation	134,400	—
Common stock issued to acquire assets	4,214,340	—
Gain on sale of assets	(97,815)	—
Gain on marketable equity securities	(485,230)	—
Gain on extinguishment of debt	—	(2,182,686)
Minority interest	(2,171,560)	—
Other	(17,379)	(3,894)

Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in:
Accounts receivable	530,743	(12,551)
Prepaid and other assets	(139,249)	(19,196)
Inventory	(105,669)	—
Increase (decrease) in:
Accounts payable and accrued expenses	(3,357,905)	334,605
Net cash used in operating activities	(6,620,612)	(281,365)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	—	2,003
Investments in joint ventures	(150,464)	—
Purchase of property, plant and equipment	(1,757,274)	(325)
Proceeds from sale of assets	125,000	—
Net cash provided by (used in) investing activities	(1,782,738)	1,678

Cash Flows From Financing Activities:
Proceeds from note payable	1,709,720	112,005
Proceeds from sale of common stock	4,927,212	382,434
Proceeds from related party notes	235,167	—
Repayments of notes and capital leases payable	(484,780)	(215,211)
Net cash provided by financing activities	6,387,319	279,228

Net decrease in cash	(2,016,031)	(459)

Cash and cash equivalents
Beginning of year	2,400,457	56,018
End of period	$384,426	$55,559

See accompanying notes to financial statements.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose – Apollo Resources International, Inc. (the “Company”) was incorporated on July 9, 1997 under the laws of the State of Utah. Effective October 28, 2004, the Company executed a share exchange agreement, in which the Company acquired an oil and natural gas production company. With this acquisition the Company changed its primary business focus to oil & natural gas production. Subsequent acquisitions and ventures have added oil and natural gas transportation via the acquisition of pipelines, developed an alternative fuels segment focused on the production and sale of bio diesel fuel, and the production and distribution of liquefied natural gas (“LNG”).

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

The following relates to the 2005 financial presentation. Results of operations for the Company’s gas pipeline transmission company OGC Pipeline, LLC (“OGC”) have been consolidated since February 7, 2005 the effective date of the acquisition. Results of operations of Earth Biofuels, Inc. (“Earth Biofuels”) have been consolidated since the Company acquired an 80% interest on September 13, 2005. The Company initially acquired a 50% interest in Earth Biofuels on February 25, 2005 and was accounted for under the equity method from such date until September 13, 2005. Results of operations for the Company’s LNG businesses, Applied LNG Technologies USA, LLC (“ALT”), TxHLDM, Inc. and its wholly owned subsidiary Arizona LNG, LLC, (“Arizona LNG”) have been consolidated since November 30, 2005 the effective date of the acquisition. The Company’s other oil and natural gas production company Mountain States Petroleum Corporation (“Mountain States”) has been consolidated since November 30, 2005 the effective date of the acquisition.

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

Restatement of March 31, 2005 Financial Statements

Apollo Resources International, Inc. (the “Company”) hereby amends Part I Items 1, 2 and 3 of its quarterly report on Form 10-QSB for the three months period ended March 31, 2005. These amendments address the Company’s adoption of statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), and the rescinding its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005.

Upon adoption of SFAS No. 143 the Company has restated its financial statement to reflect the inclusion of asset retirement obligations of approximately $1.1million. The Company incurred an additional net loss of $19,093 related to depreciation expense on the asset and additional net loss of $10,083 on accretion of discount related to the liability. The following table illustrates the changes to the Company’s financial statements related to these asset retirement obligations:

The Company has also amended its 2004 financial statements to reflect the acquisition of BC&D Oil and Gas Corporation in October of 2004, at historical cost with no step up in basis under the purchase method of business combinations that was originally used. The transaction is being amended using the guidance in Statement of Financial Accounting Standards No. 141 which requires transactions between companies under common control to be accounted for at the historical cost basis. The transaction between the Company and TKM Oil and Gas, Inc. is a transaction between entities under common ownership. Therefore no adjustment for the fair value of the assets acquired is allowed.

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

The following table illustrates the change to the Company’s financial statements for the period ended March 31, 2005 related to the notes above.

		Previously
	(As Restated)	Reported
Property and equipment, net	$5,489,532	$16,081,534
Asset retirement obligations-short term	$40,682	$—
Asset retirement obligations	$1,121,673	$—
Accumulated deficit	$(1,608,877)	$(1,560,289)
Selling, general and administrative	$2,086,128	$2,056,952
Net Income	$20,716	$49,892

The results of operations of JSC Kaliningradneft (“Kaliningrad”) acquired March 22, 2005, are not included with the accounts presented in this Form 10-QSB. Effective November 3, 2005, the Company announced that it was exercising its contractual right to rescind the March 2005 stock sale transaction with shareholders of Kaliningrad. The Company’s decision came after protracted efforts to resolve serious issues that were discovered by the Company post-closing, as well as efforts to resolve the failure of Kaliningrad to provide certain critical financial data that was represented in the March agreement. Specifically, shareholders of Kaliningrad had purported to transfer 90% of its issued and outstanding shares of stock to the Company; however, it had become apparent that shareholders of Kaliningrad were not in a position to transfer more than 50.10% of its stock. The Company was in protracted discussion with the owners of the remaining shares but was unable to reach a new agreement with them and agreed to release any claims it may have had in regard to their shares. Additionally, Kaliningrad, pursuant to the March agreement, was required to provide the Company with audited statements for fiscal years 2003 and 2004, prepared in accordance with U.S. Generally Accepted Accounting Principles, which Kaliningrad failed to do despite repeated efforts on the part of the Company to secure them. As a result of the above issues, the Company exercised the contractual right of rescission that was reserved to the Company under the March 2005 stock sale agreement, bill of sale, and $18.5 million convertible debenture. The Company remains in contact with the ownership of Kaliningrad and a new agreement may be reached. In the meantime, the convertible debenture issued by the Company was cancelled and the Company has reserved certain rights that it may have had under the March agreement with respect to the rescission of the stock sale transaction.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at March 31, 2006 and the results of operations and changes in cash flows for the three month periods ended March 31, 2006. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

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

Oil and Gas Properties— The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. At March 31, 2006 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves.

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

Adoption of SFAS 143— The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143”). SFAS 143 amended Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Production Companies” to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts — Allowance for doubtful accounts is established through a provision for bad debts charged to expense. Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collection of the account is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the future collection of accounts, prior loss experience and current economic conditions. At March 31, 2006 there was $ 206,173 of receivables written off against the allowance. There were no receivables written off against the allowance for the comparative period March 31, 2005.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners. As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses. As of December 31, 2005 the working interest owners owed the Company approximately $357,300.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At March 31, 2006, the Company had $384,426 in bank deposit accounts, of which $80,679 was in excess of the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Market Value of Financial Instruments— Estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Marketable Equity Securities — Marketable equity securities (“MES”) consisting of common stock purchased in open market transactions, by the Company, are subject to the general volatility of financial markets. The following table summarizes the investment in the Company’s marketable equity securities at March 31, 2006.

	Less than 12 months			12 months or longer			Total
	Adjusted Cost Basis	Gain (Loss)	Market Value	Adjusted Cost Basis	Unrealized Gain (Loss)	Market Value	Adjusted Cost Basis	Gain (Loss)	Market Value

Trading Securities:

MES – Common Stock	$84,725	$485,230	$569,955	$—	$—	$—	$84,725	$485,230	$569,955

On February 28, 2006, the Company transferred 600,000 shares of Earth Biofuels common stock that it purchased in open market transactions to a lender as collateral for a note payable in the principal amount of $330,720.

On March 31,2005, the Company assigned a note receivable valued at $495,000 in exchange for 495,000 shares, $1.00 par value, convertible preferred stock of Blue Wireless and Data, Inc. This investment was written off during the fourth quarter of 2005.

Prepaid expenses and deposits— The Company had approximately $2.6 million of prepaid expenses and deposits classified as current assets at March 31, 2006. These balances consisted of $1.4 million of prepaid feedstock and $0.5 million of LNG gas balancing deposits related to its LNG business, $0.3 million deposit for a truck stop related to its Biodiesel operations and $0.2 million for deposits on drilling rig equipment.

The Company also had approximately $4.0 million of deposits classified as long-term assets at March 31, 2006. These deposits consist of 12,000,000 shares of the Company’s common stock valued at $3.3 million issued to BC&D for collateral on a line of credit and 600,000 shares of Earth Biofuels common stock, valued at $0.7 million, that the Company purchased in open market transactions and used as collateral for a loan.

Goodwill— Goodwill recorded on the Company’s balance sheet reflects the purchase price of the Company’s acquisitions exceeding the fair market value of the net assets. At March 31, 2006 the Company had recorded $22,107,382 of goodwill related to its acquisition of its LNG businesses and its oil and gas production company Mountain States. The remaining, $8,494,172, of goodwill relates to the acquisition of Earth Biofuels and its subsequent acquisition of Distribution Drive in November of 2005.

Inventory — Inventory balances at March 31, 2006 were $791,329 consisting of well equipment purchased in bulk for use on the Company’s oil and gas leases totaling $56,966, inventories of biodiesel fuel and products purchased for resale totaling $208,603 and inventory related to LNG in storage was $19,336 and LNG equipment inventory totaled $506,424.

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

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.” This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2006 and 2005.

Dividend Yield	0%
Expected volatility	80%
Risk free interest rate	3.25%
Expected life (years)	3

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	December 31, 2005	March 31, 2004
		(Restated)

Net income (loss), as reported	$(12,922,563)	$20,716
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,460,430)	(937)
Adjusted net income (loss)	$(18,382,993)	$19,779
Earnings (loss) per share
As reported
Basic and diluted	$(0.09)	$—
As adjusted
Basic and diluted	$(0.13)	$—

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

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)
	In thousands, except per share data
Period Ended March 31, 2006
Basic earnings per share	$(12,922,563)	144,677,196	$(.09)
Effect of dilutive securities:
Stock options and warrants	—	—	—
Diluted earnings per share	$(12,922,563)	144,677,196	$(.09)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)
	In thousands, except per share data
Period Ended March 31, 2005
Basic earnings per share	$20,716	32,027,005	$—
Effect of dilutive securities:
Stock options and warrants	—	403,516	—
Diluted earnings per share	$20,716	33,430,521	$—

Total stock options and warrants outstanding at March 31, 2006 that are not included in the diluted earnings per share computation due to the antidilutive effects are 12,080,875. Convertible notes not included in the computation of diluted earnings per share are equivalent to approximately 12,953,884 shares. Convertible preferred stock not included in the diluted earnings per share computation due to the antidilutive effects are 5,000,000 shares. These stock options, warrants, convertible notes and convertible preferred stock were not included in the computation of earnings per share at March 31, 2006 due to exercise prices exceeding the average market value of the Company’s common stock, and due to the Company’s incurring a net loss during the period.

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

Income Taxes—The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6.2 million which expire in years 2013 through 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation allowance against the full amount of net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely then not that the benefits will not be realized. Deferred tax assets of $590,029 relate to the differences associated with the Company’s depletion of its oil and gas assets. The deferred tax liabilities of $156,561 relate to the differences associated with the depreciation related to the Company’s oil and gas assets.

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending March 31, 2006, the Company recorded a net loss of $12,922,563. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $47.9 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production. The following addresses the Company’s efforts regarding its recent acquisitions and financings.

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

The Company has acquired an interest in Earth Biofuels. Earth Biofuels produces and distributed bio-diesel fuel. Earth Biofuels assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel. Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth Biofuels, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth Biofuels remains an indirect subsidiary of the Company. As of May 18, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 62.39% majority ownership.

Financing

On July 7, 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. This financing enabled the Company to pay in full the mortgage due on its pipeline assets and fund working capital.

On February 7, 2006, the Company finalized negotiations to provide a $3.5 million line of credit for working capital related to its oil and gas assets acquired in the BC&D acquisition. The Company plans to use this capital to restart production. The credit line is subject to a borrowing base and funds are pre approved and borrowed for production purposes only at the discretion of the lender. This facility bears interest at the prime rate + 3.0% and matures on February 1, 2007. At May 18, 2006 the Company had borrowed $500,000 on this credit line.

On April 13, 2006, the Company completed an $8.0 million loan agreement to fund working capital for its LNG businesses. This facility consists of a three year $3.0 million revolver, collateralized by the receivables of ALT, and a five year $5.0 million term loan collateralized by the remaining assets of ALT and Arizona LNG, which consists primarily of an LNG plant. The facility bears interest at the greater of 7% or the prime rate + 1.5%. At May 10, 2006 the Company had borrowed $4.0 million on the term loan and $1.1 million on the line of credit. The Company plans to use this facility to enhance its operations and provide working capital.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	March 31, 2006	December 31, 2005
Land	$240,004	$221,841
Building	314,717	213,842
Machinery and equipment	13,516,869	12,564,146
Computer and office equipment	282,356	242,199
LNG and Biodiesel plants	17,748,149	8,286,042
Intangible drilling costs	229,848	247,221
Pipeline easements	2,151,815	2,154,000
Asset retirement obligations	1,608,570	1,608,570
Automobiles	234,407	161,447
Leasehold improvements	—	3,216
	36,326,735	25,702,524
Less accumulated depreciation	9,828,706	9,368,157
Sub total	26,498,029	16,334,367
Oil & gas leases	8,972,550	8,990,835
Less accumulated depletion	1,501,999	713,119
Net oil and gas leases	7,470,551	8,277,716
Total property, plant and equipment	$33,968,580	$24,612,083

Depreciation, amortization and depletion expense for the three months ended March 31, 2006 was $1,249,430. At March 31, 2006 $788,880 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in the Four Corners area of New Mexico, Arizona and Utah.

Depreciation, amortization and depletion expense for the three and year ended December 31, 2005 was $885,098. At December 31, 2005 $165,464 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in the Four Corners area of New Mexico, Arizona and Utah.

At March 31, 2006 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized under the full cost method of accounting for oil and gas properties.

4. EQUITY TRANSACTIONS

During the first quarter ended March 31, 2006, the Company issued 10,116,773 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $0.52 per share to accredited investors. The aggregate purchase price was $4,382,376 cash, less $2,353,231 in commissions.

During the first quarter ended March 31, 2006 the Company issued 1,115,129 shares of the Company’s common stock to consultants in restricted form and pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $484,328 of non-cash consulting services expense.

During the first quarter ended March 31, 2006 120,000 shares of the Company’s common stock, originally issued for compensation to the Company’s Chief Operating Officer, were returned and cancelled in exchange for $21,942 in cash.

During the first quarter ended March 31, 2006, the Company issued 120,000 shares of the Company’s common stock valued at $50,400 as part of a litigation settlement. See Item 1 of Part II – Other Information in this document.

During the first quarter ended March 31, 2006 the Company issued 600,000 shares of its common stock valued at approximately $234,000 to retire two notes payable with principal amounts of  $100,000 and $50,000 payable to JPB Resources, Inc. In addition, the Company issued 183,335 shares of the Company’s common stock valued at $45,833 to retire two months of principal due on a $550,000 note payable to an investor related to the Company’s $3.0 million convertible notes.

During the first quarter ended March 31, 2006, the Company issued 213,800 shares of the Company’s common stock valued at $113,314 to acquire a truck.

5. LEASES

The Company leases fourteen LNG trailers under two separate lease agreements. The lease agreements require monthly rental payments of $40,960 and expire during 2006. Future minimum payments under the remaining lease terms were approximately $99,476 as of March 31, 2006. The lease agreements allow the Company to purchase the trailers at the end of the lease term for residual payments aggregating approximately $840,000.

The Company leases two mobile fueling units used in its LNG businesses. The lease agreements require monthly rental payments of $7,200 and expire during 2008. Future minimum payments under the remaining lease terms were approximately $99,476 as of March 31, 2006.

The Company maintains several leasing arrangements for trailers and LNG equipment on a month to month basis approximating $64,175 per month.

The Company maintains a mortgage on a building in Trona, California for $38,278. The office lease is for a term of 59 months commencing on March 31, 2005 at $917 per month.

The following is a schedule of future minimum rent payments due:

Year Ending December 31,
2006	$172,529
2007	97,404
2008	83,004
2009	11,004
2010	1,834
Thereafter	—
Total	$365,775

Rent expense was $323,942 and $1,800 for the three months ended March 31, 2006 and 2005.

6. NOTES PAYABLE

At March 31, 2006 the Company maintained notes payable due to secured lenders and to various investors. All notes having a maturity date of less than twelve months are classified as current liabilities.

Lender	Maturity Date	Interest Rate	Original Principal Amount March 31, 2006	Original Principal Amount December 31, 2005
Jimmy Brown	On Demand	13.00%	$200,000	$200,000
JPB Resources, Inc.	—	13.00%	—	50,000
JPB Resources, Inc.	—	11.00%	—	100,000
Dennis Lueng	On Demand	6.00%	10,000	10,000
Peter Knollenberg	On Demand	6.00%	150,000	150,000
TelcoEnergy Corporation	On Demand	6.00%	179,000	179,000
Convertible Notes OGC (2)	On Demand	10.00%	575,907	575,907
$3.0 million convertible notes (1)	12/31/2007	8.00%	1,135,465	1,297,674
Bruce Ivey	3/31/2010	7.00%	38,278	43,024
Oliver Kendall Kelley	4/1/2011	8.50%	6,000,000	6,000,000
Jack B. Kelley, Inc.	9/20/2011	7.50%	3,898,544	4,041,620
Navistar Financial Corporation	10/27/2007	8.50%	41,554	49,345
West Texas National Bank	2/1/2007	Prime +3%	260,000	—
Argyll Equities, LLC	2/8/2009	7.50%	330,720	—
Marc Weill convertible note (3)	1/11/2007	8.00%	500,000	—
Marc Weill convertible note (3)	1/25/2007	8.00%	250,000	—
Jack Haigh convertible note (4)	—	—	100,000	—
Brian Quarles convertible note (4)	—	—	19,000	—
Tom Groos convertible note (3)	1/25/2007	8.00%	250,000	—
Southern Bio Fuels	6/29/2006	7.25%	1,100,054	—
Total notes payable			15,038,522	12,696,570
Less current portion of notes payable			4,430,206	2,428,952
Long –term portion of notes payable			$10,608,316	$10,267,618

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

(3)   During the three months ended March 31, 2006, Earth Biofuels issued 8% convertible debt agreements for proceeds totaling $1,000,000. The debt matures twelve months from the issue date and is convertible to Earth Biofuels common stock at a rate of $0.50 per share. The debt is unsecured. Earth Biofuels recorded a discount on the debt for the beneficial conversion feature (“BCF”) in the amount of $610,000. The BCF will be amortized to interest expense over the terms of the debt agreements.

Earth Biofuels analyzed its short term convertible debt instruments for derivative accounting under SFAS 133 and EITF 00-19. Earth Biofuels determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19 due to the agreement containing an explicit limit on the number of shares to be delivered upon settlement. Therefore, derivative accounting is not applicable for the convertible instruments.

(4) Notes converted to common stock of Earth Biofuels, Inc. subsequent to March 31, 2006.

7. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of March 31, 2006 the Company owed royalties of $817,761 to non-working interest owners and regulatory agencies.

8. EXTRAORDINARY ITEM

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

9. RELATED PARTY TRANSACTIONS

The Company entered into a management services agreement with DGMAC, LLC effective March 15, 2005. Under the terms of this agreement the Company is charged $40,000 monthly for services provided by Dennis McLaughlin, its Chief Executive Officer and Chairman of the Board. The Company and Mr. McLaughlin agreed to make no accrual of Mr. McLaughlin’s compensation, related to his management services agreement during the first quarter of 2005. The Company resumed accrual of Mr. McLaughlin’s management service agreement effective July 1, 2005 upon completion of the Company’s funding of $3.0 million of convertible notes in July of 2005.

The Company entered into a management services agreement with Johnny Flame Consulting, LLC effective March 15, 2005. Under the terms of the agreement the Company is charged $15,000 monthly for services provided by Christopher Chambers, its Corporate Secretary. The Company and Mr. Chambers agreed to make no accrual of Mr. Chamber compensation, related to his management services agreement during the first quarter of 2005. The Company resumed accrual of Mr. Chambers management service agreement effective July 1, 2005 upon completion of the Company’s funding of $3.0 million of convertible notes in July of 2005.

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

 On January 17, 2005 the Company entered into a Bill of Sale and Assignment Agreement whereby it conveyed ownership of two generators and a gas plant, valued at approximately $500,000, to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a promissory note in the amount of $495,000. This note was secured by an Agreement of Pledge pursuant to which 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a Capital Lease Agreement with Sovereign whereby Sovereign leased the generators and gas plant to the Company. The Company subsequently assigned the Sovereign promissory note to MAC in exchange for 495,000 shares of convertible preferred stock of Blue. This convertible preferred stock was written off during the fourth quarter of 2005. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s President.

During the first quarter of 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. During the first quarter of 2006, both issuances of the Company’s common stock were written off when the Company reached an agreement with the vendor to allow the vendor to liquidate the shares to satisfy an unpaid loan balance. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s President.

During the fourth quarter of 2005, the Company issued 500,000 shares of its common stock valued at $145,000 to Mammoth Corporation to provide partial security for a loan in the amount of $125,000 the makers of which are Blue, TKM and Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman. During the second quarter of 2006, the 500,000 shares of the Company’s common stock were returned to the Company and subsequently cancelled upon repayment of the loan. Mr. McLaughlin serves as Blue’s Chairman of the Board and is a Director of TKM. Christopher Chambers the Company’s Corporate Secretary and Director serves as Blue’s Corporate Secretary and Director.

At December 31, 2005 the Company’s 62% owned subsidiary Earth Biofuels had outstanding accounts payable to DGMAC, LLC for $81,479. DGMAC, LLC is a company operated by Dennis McLaughlin the Chairman and CEO of the Company and Earth Biofuels. In addition, Earth Biofuels had outstanding accounts payable and note payable totaling $139,603 and $139,134 to Bruce Blackwell, a Director of Earth Biofuels. Also Earth Biofuels owed Peter Bell, the former owner of Distribution Drive, a current employee of Earth Biofuels, a note payable of $96,033. DGMAC, LLC was also owed $75,000 to Apollo Drilling Company, LLC, a new venture of the Company formed in the first quarter of 2006.

 These amounts are classified in the Company’s balance sheet under the caption “Accounts payable related party” and “Notes payable related party”.

10. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

	March 31, 2006	March 31, 2005
Common stock issued for services	$5,971,356	$878,095
Contribution from minority shareholders’	$9,326,471	$—
Common stock issued to acquire assets	$4,214,340	$—
Common stock issued in acquisition of subsidiary	$—	$4,000,000
Common stock issued for investment in joint ventures	$—	$1,700,000
Gain on extinguishment of debt	$—	$2,182,686

11. SEGMENT INFORMATION

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

Certain segment data is included in the table below as follows:

	Production and Operating	Alternative Fuels	LNG
Period Ended March 31, 2006
Revenue	$842,096	$1,886,119	$6,731,008
Operating loss	$(1,398,920)	$(6,453,629)	$(1,900,056)
Long – lived assets	$14,110,358	$10,004,658	$10,650,776

Period Ended March 31, 2005
Revenue	$148,492	$—	$—
Operating loss	$(97,201)	$(8,854)	$—
Long – lived assets	$5,013,640	$85,079	$—

12. SUBSEQUENT EVENTS

On May 1, 2006, OGC Pipeline, a wholly-owned subsidiary of the Company, sold approximately 500 miles of its pipeline system in central Oklahoma and north Texas, as well as the easements, surface lease agreements, rights-of-way, permits, licenses, leases and other rights of access and agreements related to such pipeline segment, to Cimmarron Gathering, LP (“Cimmarron”). The consideration for the sale was $1 million. The Company has begun leasing mineral rights adjacent to certain portions of these sold segments, in anticipation of a strategic working relationship with Cimmarron.

On May 5, 2006, the Company’s majority owned subsidiary, Earth Biofuels, signed a Letter of Intent to acquire a biodiesel production facility from Systems Management Solutions, Inc. (“SMS”). The SMS facility, located near San Antonio, Texas, currently supplies most of its production of biodiesel to Earth Biofuels, and is in the process of expanding its production capacity. Earth Biofuels plans to sell the fuel produces by this facility, under the brand name “Bio Willie”, to local markets and other areas of Texas.

On May 12, 2006, Siam Imports, Inc. a Nevada corporation (“Siam”) entered into a Securities Purchase Agreement (the “Agreement”) with the Company. Pursuant to the Agreement, Siam has purchased from the Company all of the Company’s ownership in Apollo Drilling, LLC a Texas limited liability company (“Apollo Drilling”), in consideration of the issuance to the Company of 13,700,000 restricted shares of common stock of Siam, representing a controlling interest in Siam. The assets of Apollo Drilling are comprised of one fully operational drilling rig, two disassembled, partial drilling rigs that require refurbishment, an inventory of drill pipe, and spare equipment, all of which is located in Oklahoma.

On April 27, 2006, Earth acquired approximately eight acres of land in Durant, Oklahoma in anticipation of the company’s plans to build an ethanol production facility. The land is immediately adjacent to Earth’s existing biodiesel production facility such that the two facilities will be able to share the rail access at the site. Earth has not yet acquired the equipment nor obtained the permits necessary for ethanol production at the site.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2005

Revenue

The Company recorded revenue of $9,459,223 in the first quarter of 2006 compared to revenue of $148,492 for the same period in 2005. The increase reflects the Company’s acquisition of its LNG businesses in December of 2005, which contributed $6,731,008 of LNG sales for the first quarter of 2006. In addition, the Company’s bio diesel production and sales subsidiary contributed $1,886,119 of revenue during the first quarter of 2006. The addition of Mountain States, an oil and gas production company, acquired in December of 2005, contributed to increased oil and gas production revenue of $842,096 compared to $148,492 of oil and gas production revenue in 2005.

Gross Loss

Gross loss increased to $2,395,360 in the first quarter of 2006 compared to a gross loss of $9,714 for the same period in 2005. The increase in gross loss is attributable to losses at the Company’s LNG and oil and gas production operations. LNG operations experienced approximately $1,055,892 of gross loss due to fixed priced customer contracts, cost of LNG purchased on the open market to supplement LNG produced at the Company’s LNG plant, and transportation costs associated with delivery of purchased LNG to customers. Oil and gas operations recorded a gross loss of $1,458,331 compared to $9,714 in 2005, primarily due to increased refurbishment costs related to bringing wells back online. The Company’s biodiesel operations recorded gross profit of $118,862 for the first quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,895,871 in the first quarter of 2006 compared to $2,086,128 in the same period in 2005.

The increase in selling, general and administrative expenses is attributable to $2.9 million of commission expense primarily related to stock sales, $0.7 million of costs related to personnel salary and benefits, $0.3 million of sales and marketing expenses primarily related to the Company’s efforts to market its biodiesl products, and $0.3 million of equipment rentals for the Company’s LNG operations. In addition the Company incurred non cash expenditures related to the issuance of its common stock. These costs include approximately $1.4 million of cost related to professional services rendered on behalf of the Company, approximately $0.2 million of cost related to the retirement of debt, acquiring assets and a legal settlement, and $0.4 million of expenses related to stock pledged as collateral for a loan to a third party, which was liquidated by the lender in satisfaction of the liability. The Company’s majority owned subsidiary Earth Biofuels incurred approximately $4.6 million of non-cash consulting expense elated to the issuance of Earth Biofuels common stock during the first quarter of 2006.

Selling , general and administrative expenses were $2,086,128 for the three months ended March 31, 2004. These costs reflect $1,350,669 of non-cash stock compensation expense incurred through the issuance of common stock in private placements and the issuance of stock to consultants. The Company also incurred non-cash expense for the issuance of common stock valued at $173,400 as compensation to non-executive employees. The balance of the increase in operating expenses was primarily related to investor relations, travel, business insurance and professional fees for management, legal and accounting services.

Other income (expense), net

Other income consisted primarily of $2,171,560 of minority interest related to the net loss recorded by the Company’s majority owned subsidiary Earth Biofuels, and $97,815 of gain related to a sale of approximately 33 miles of pipeline segments and related easements.

Liquidity and Capital Resources

Cash used in operating activities was $6,620,612 in the first quarter of 2006 compared to $281,365 in 2005. The increase is primarily related to the increase in net loss experienced by the Company in the first quarter of 2006 and a decrease in accounts payable.

Net cash used in investing activities was $1,757,274 in the first quarter of 2006 compared to cash provided by investing activities of $1,678 in 2005. This decrease reflects cash paid related to investments in joint ventures and the purchase of property plant and equipment.

Net cash provided by financing activities was $6,387,319 in the first quarter of 2006 compared to $279,228 in 2005. This increase reflects increased proceeds from sales of common stock and notes payable. This increase was partially offset by $1,584,726 of payments on outstanding debts

During the period ending March 31, 2006, the Company recorded a net loss of $12,922,563. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $47.9 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production. The following addresses the Company’s efforts regarding its recent acquisitions and financings.

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

The Company has acquired an interest in Earth Biofuels. Earth Biofuels produces and distributed bio-diesel fuel. Earth Biofuels assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel. Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth Biofuels, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth Biofuels in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth Biofuels remains an indirect subsidiary of the Company. As of May 18, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 62.39% majority ownership.

Financing

On July 7, 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. This financing enabled the Company to pay in full the mortgage due on its pipeline assets and fund working capital.

On February 7, 2006, the Company finalized negotiations to provide a $3.5 million line of credit for working capital related to its oil and gas assets acquired in the BC&D acquisition. The Company plans to use this capital to restart production. The credit line is subject to a borrowing base and funds are pre approved and borrowed for production purposes only at the discretion of the lender. This facility bears interest at the prime rate + 3.0% and matures on February 1, 2007. At May 18, 2006 the Company had borrowed $500,000 on this credit line.

On April 13, 2006, the Company completed an $8.0 million loan agreement to fund working capital for its LNG businesses. This facility consists of a three year $3.0 million revolver, collateralized by the receivables of ALT, and a five year $5.0 million term loan collateralized by the remaining assets of ALT and Arizona LNG, which consists primarily of an LNG plant. The facility bears interest at the greater of 7% or the prime rate + 1.5%. At May 10, 2006 the Company had borrowed $4.0 million on the term loan and $1.1 million on the line of credit. The Company plans to use this facility to enhance its operations and provide working capital.

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

Off-Balance Sheet Arrangements

At March 31, 2006 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Item 2.         Change in Securities and Use of Proceeds

During the first quarter ended March 31, 2006, the Company issued 10,116,773 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $0.52 per share to accredited investors. The aggregate purchase price was $4,382,376 cash, less $2,353,231 in commissions.

Item 3.         Defaults upon Senior Securities – None

Item 4.         Submission of Matters to a Vote of Security Holders – None

Item 5.         Other Information – None

Item 6.         Exhibits and Reports on Form 8-K

Reports on Form 8-K.

Date of Filing	Subject
January 20, 2006	Announcement of the rescinding of the contract with JSC Kaliningradneft.
February 23, 2006

Amendment to execution of Transfer And Exchange Agreement to acquire 100% of the membership units of Applied LNG Technologies USA, LLC. Execution of Stock Purchase Agreement to acquire 100% of the outstanding stock of TxHLDM, Inc. and the membership units of Arizoa LNG, L.L.C. Execution of a Stock Purchase Agreement to acquire all of the outstanding common stock of Mountain States Petroleum, Corporation to reflect audited financial information.

Exhibits.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of May,  2006.

Apollo Resources International, Inc.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer