Form 10QSB
period 2006-06-30
APOLLO RESOURCES INTERNATIONAL INC
filed 2006-08-24
CIK 1048237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 18, 2006 there were 201,770,625 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

For the Three and Six Months Periods Ended June 30, 2005

Apollo Resources International, Inc. (the “Company”) hereby amends Part I, Items 1, 2 and 3 of its quarterly report on Form 10-QSB for the three and six months periods ended June 30, 2005. These amendments address the Company’s adoption of statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), the recording of the acquisitions of BC&D Oil and Gas Corporation (“BC&D) and OGC Pipeline, LLC (“OGC”) at historical cost, the reclassification of direct expenses related to offering costs associated with the Company’s Regulation S common stock offering, the reversal of expenses recorded in relation to the Company’s private placement memorandum and the rescinding its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005.

Upon adoption of SFAS No. 143 the Company has restated its financial statement to reflect the inclusion of asset retirement obligations of approximately $1.1million. The Company incurred an additional net loss of $19,093 and $38,186 related to depreciation expense on the asset for the three and six months ended June 30, 2005. The Company incurred an additional net loss of $10,083 and $20,166 on accretion of discount related to the liability for the three and six months ended June 30, 2005.

The Company has also amended its June 30, 2005 financial statements to reflect the acquisition of BC&D in October of 2004, and the acquisition of OGC in February of 2005, using the carryover basis of accounting under the guidance in Statement of Financial Accounting Standards No. 141. Therefore the property plant and equipment originally recorded has been amended to reflect a reduction of assets of approximately $6.3 million related to the BC&D assets and approximately $5.8 million related to the OGC assets with a corresponding reduction to additional paid in capital.

The Company has also made an amendment to its June 30, 2005 financial statements related to certain offering costs associated with its offering of common stock to foreign investors under Regulation S. These offering costs relate to brokerage fees associated with each individual sale which were recorded as selling, general and administrative expenses. Per the guidance of Generally Accepted Accounting Principals the Company has reclassified approximately $1.8 million and $1.9 million from selling, general and administrative expense to additional paid in capital for the three and six months ended June 30, 2005.

The Company has also amended its June 30, 2005 financial statements to reclassify expenses related to the sale of the Company’s common stock through its private placement memorandum. Originally the Company had recorded an expense for the difference between the market price per share on the date of the sale and the discounted price at which the stock was sold. The majority of the Company’s common stock was sold at a discount to market value based on the terms of the Company’s private placement memorandum. The Company took into consideration the accounting treatment of other companies with like transactions and has determined that the discounted price was representative of market price when taking into consideration the restrictive nature of the common stock being sold. Therefore the Company has reclassified approximately $1.2 million and $1.5 million from selling, general and administrative expense to additional paid in capital for the three and six months ended June 30, 2005.

Please see footnote 1 to the Company’s consolidated financial statements for a detailed discussion of its decision to rescind its stock sale transaction with JSC Kaliningradneft.

The following table illustrates the change to the Company’s financial statements for the three and six months periods ended June 30, 2005 related to the notes above.

		Previously
	(As Restated)	Reported
Property and equipment, net	$5,046,496	$16,045,975
Total assets	$9,043,363	$20,042,842
Asset retirement obligations-short term	$41,034	$—
Asset retirement obligations	$1,131,404	$—
Additional paid in capital	$4,130,527	$29,674,369
Accumulated deficit	$(4,129,211)	$(7,501,136)
Total stockholders’ equity	$2,216,729	$14,388,646

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
		Previously		Previously
	(As Restated)	Reported	(As Restated)	Reported
Selling, general and administrative	$2,818,795	$5,857,866	$4,523,014	$7,914,818
Net loss	$(2,901,776)	$(5,940,847)	$(2,499,151)	$(5,890,955)

APOLLO RESOURCES INTERNATIONAL, INC.

BALANCE SHEET

June 30,
2006
ASSETS
Current Assets
Cash and cash equivalents	$867,634
Trade accounts receivable, net of $137,040 allowances at June 30, 2006	3,765,984
Accounts receivable working interest owners	357,579
Prepaid expenses and deposits	3,929,186
Inventory	1,093,686
Other current assets	288,940
Total Current Assets	10,303,009
Property and equipment, net	36,903,477
Goodwill	30,601,554
Deposits	4,351,515
Investment in joint ventures	15,096,005
Other assets	2,604,045
$99,859,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,257,240
Royalty payable	817,789
Accounts payable related party	75,000
Notes payable	7,857,480
Derivative liabilities	31,418,428
Asset retirement obligations short-term	58,100
Deferred revenue	213,272
Total Current Liabilities	45,697,309
Notes payable	14,446,912
Asset retirement obligations	1,642,944
Other long-term liabilities	156,561
Total Liabilities	61,943,726

Minority interest	221,541

Stockholders’ Equity
Preferred stock Series A, $1.00 par; 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at June 30, 2006	12,500,000
Preferred stock Series B, $1.00 par; 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at June 30, 2006	12,500,000
Common stock, $.001 par value; 500,000,000 shares authorized; 181,726,026 shares issued and outstanding at June 30, 2006	181,726
Additional paid-in capital	75,302,415
Accumulated deficit	(55,196,799)
Common stock issued for future services	(7,593,004)
Total Stockholders’ Equity	37,694,338
$99,859,605

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(Restated)		(Restated)
Revenue	$10,107,606	$41,866	$19,566,829	$190,358
Cost of sales	9,899,353	94,726	21,750,617	252,932
Gross profit (loss)	208,253	(52,860)	(2,183,788)	(62,574)
Selling, general and administrative	15,277,239	2,818,795	25,297,241	4,523,014
Operating loss	(15,068,986)	(2,871,655)	(27,481,029)	(4,585,588)

Other income (expense), net:
Interest expense	(3,460,947)	(100,399)	(3,867,809)	(171,823)
Financing expense	(3,312,000)	—	(3,312,000)	—
Gain on derivatives	1,543,409	—	1,543,409	—
Gain on sale of assets	590,027		687,842
Gain on marketable equity securities	7,851		493,081
Minority interest	4,088,829	—	6,260,389	—
Other income, net	70,551	70,278	91,476	75,574
Loss from operations before income taxes	(15,541,266)	(2,901,776)	(25,584,641)	(4,681,837)
Income taxes		—	—	—
Loss before extraordinary item	(15,541,266)	(2,901,776)	(25,584,641)	(4,681,837)

Extraordinary item:
Gain on extinguishment of debt, net of tax	—	—	—	2,182,686
Net loss	$(15,541,266)	$(2,901,776)	$(25,584,641)	$(2,499,151)

Income (loss) per common share:

Basic and diluted:
Loss before extraordinary item	$(.09)	$(.06)	$(.15)	$(.11)
Extraordinary item	—	—	—	.05
Net loss	$(.09)	$(.06)	$(.15)	$(.06)

Weighted average shares:

Basic and diluted	176,696,415	51,155,810	168,161,686	41,644,250

See accompanying notes to financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

		Preferred			Common
		Stock Series	Common		Stock Issued
	Common	A and B	Stock	Additional	for Future	Accumulated
	Shares	($1.00 par)	($.001 par)	Paid In Capital	Services	Deficit	Totals
	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Balance December 31, 2005	154,450,740	$25,000,000	$154,451	$56,636,831	$(9,319,419)	$(29,612,158)	$42,859,705

Common stock issued to retire debt	1,223,169	—	1,223	388,569	—	—	389,792
Common stock issued in private equity sales	23,423,334	—	23,423	4,275,859	—	—	4,299,282
Common stock issued for services	2,292,761	—	2,293	1,029,535	1,726,415	—	2,758,243
Common stock issued for employee compensation, net of cancellations	102,222	—	102	38,698	—	—	38,800
Common stock issued in litigation settlement	120,000	—	120	50,280	—	—	50,400
Common stock issued to acquire assets	213,800	—	214	113,091	—	—	113,305
Common stock issued for investment in joint venture	250,000	—	250	124,750	—	—	125,000
Common stock cancelled for collateral, net of issuances	(350,000)	—	(350)	(59,150)	—	—	(59,500)
Adjustment related to acquisition				(52,359)			(52,359)
Contributions from minority shareholders’	—	—	—	12,756,311	—	—	12,756,311
Net and comprehensive loss	—	—	—	—	—	(25,584,641)	(25,584,641)
Balance June 30, 2006	181,726,026	$25,000,000	$181,726	$75,302,415	$(7,593,004)	$(55,196,799)	$37,694,338

See accompanying notes to financial statements

APOLLO RESOURCES INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(25,584,641)	$(2,499,151)
Non-cash items included in net income (loss):
Depreciation, amortization and depletion	2,944,118	146,352
Accretion of discount on asset retirement obligations and convertible notes	3,004,340	20,166
Warrant expense	3,312,000	—
Bad debt expense	112,025	—
Common stock issued for services	14,115,643	2,166,639
Common stock issued for compensation	726,800	723,400
Gain on derivatives	(1,543,408)	—
(Gain) loss on sale of assets	(687,842)	5,000
Gain on marketable equity securities	(493,081)	—
Gain on extinguishment of debt	—	(2,182,686)
Minority interest	(6,260,389)	—
Other	162,184	(155,194)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in:
Accounts receivable	228,104	(183,820)
Prepaid and other assets	(2,132,507)	(23,022)
Inventory	(408,026)	—
Increase (decrease) in:
Accounts payable and accrued expenses	506,517	360,762
Advances from related party	(1,141,822)
Deferred revenue	213,272
Net cash used in operating activities	(12,926,713)	(1,621,554)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	—	2,003
Investments in joint ventures	(14,466,005)	—
Purchase of property, plant and equipment	(6,033,096)	(4,061)
Proceeds from sale of assets	875,000	—
Net cash used in investing activities	(19,624,101)	(2,058)

Cash Flows From Financing Activities:
Proceeds from note payable	24,873,343	112,005
Proceeds from sale of common stock	11,042,359	1,837,639
Proceeds from related party notes	235,167	—
Advances (repayments) line of credit, net	1,476,697
Repayments of notes and capital leases payable	(5,634,575)	(377,313)
Cash paid for debt issuance costs	(975,000)
Net cash provided by financing activities	31,017,991	1,572,331

Net decrease in cash	(1,532,823)	(51,281)
Cash and cash equivalents:
Beginning of year	2,400,457	56,018
End of period	$867,634	$4,737

See accompanying notes to financial statements.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose - Apollo Resources International, Inc. (the “Company”) was incorporated on July 9, 1997 under the laws of the State of Utah. Effective October 28, 2004, the Company executed a share exchange agreement, in which the Company acquired an oil and natural gas production company. With this acquisition the Company changed its primary business focus to oil & natural gas production. Subsequent acquisitions and ventures have added oil and natural gas transportation via the acquisition of pipelines, developed an alternative fuels segment focused on the production and sale of bio diesel fuel, and the production and distribution of liquefied natural gas (“LNG”).

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

The following relates to the 2005 financial presentation. Results of operations for the Company’s gas pipeline transmission company OGC Pipeline, LLC (“OGC”) have been consolidated since February 7, 2005 the effective date of the acquisition. Results of operations of Earth Biofuels, Inc. (“Earth”) have been consolidated since the Company acquired an 80% interest on September 13, 2005. The Company initially acquired a 50% interest in Earth on February 25, 2005 and on August 19, 2005, acquired an additional 30% ownership interest and was accounted for under the equity method from such date until September 13, 2005. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. (“Meadows Springs”) whereby the Company contributed its 80% interest in Earth in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth remains an indirect subsidiary of the Company. As of August 18, 2006, the Company owned 129,381,182 shares of common stock of Earth representing a 63.83% majority ownership. Results of operations for the Company’s LNG businesses, Applied LNG Technologies USA, LLC (“ALT”), TxHLDM, Inc. and its wholly owned subsidiary Arizona LNG, LLC, (“Arizona LNG”) have been consolidated since November 30, 2005 the effective date of the acquisition. The Company’s other oil and natural gas production company Mountain States Petroleum Corporation (“Mountain States”) has been consolidated since November 30, 2005 the effective date of the acquisition. On May 12, 2006 the Company entered into a Securities Purchase Agreement with Siam Imports, Inc. (“Siam”) whereby the Company sold its wholly owned subsidiary Apollo Drilling Company, LLC (“Apollo Drilling”) to Siam in exchange for 13,700,000 shares of common stock of Siam. As a consequence of the Securities Purchase Agreement the Company maintained a controlling interest in Siam of approximately 91.70% and Apollo Drilling remains an indirect subsidiary of the Company. As of August 18, 2006, the Company owned 19,900,000 shares of common stock of Siam representing an 82.06% majority ownership.

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

Restatement of June 30, 2005 Financial Statements

Apollo Resources International, Inc. (the “Company”) hereby amends Part I, Items 1, 2 and 3 of its quarterly report on Form 10-QSB for the three and six months periods ended June 30, 2005. These amendments address the Company’s adoption of statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), the recording of the acquisitions of BC&D Oil and Gas Corporation (“BC&D) and OGC Pipeline, LLC (“OGC”) at historical cost, the reclassification of direct expenses related to offering costs associated with the Company’s Regulation S common stock offering, the reversal of expenses recorded in relation to the Company’s private placement memorandum and the rescinding its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005.

Upon adoption of SFAS No. 143 the Company has restated its financial statement to reflect the inclusion of asset retirement obligations of approximately $1.1million. The Company incurred an additional net loss of $19,093 and $38,186 related to depreciation expense on the asset for the three and six months ended June 30, 2005. The Company incurred an additional net loss of $10,083 and $20,166 on accretion of discount related to the liability for the three and six months ended June 30, 2005.

The Company has also amended its June 30, 2005 financial statements to reflect the acquisition of BC&D in October of 2004, and the acquisition of OGC in February of 2005, using the carryover basis of accounting under the guidance in Statement of Financial Accounting Standards No. 141. Therefore the property plant and equipment originally recorded has been amended to reflect a reduction of assets of approximately $6.3 million related to the BC&D assets and approximately $5.8 million related to the OGC assets with a corresponding reduction to additional paid in capital.

The Company has also made an amendment to its June 30, 2005 financial statements related to certain offering costs associated with its offering of common stock to foreign investors under Regulation S. These offering costs relate to brokerage fees associated with each individual sale which were recorded as selling, general and administrative expenses. Per the guidance of Generally Accepted Accounting Principals the Company has reclassified approximately $1.8 million and $1.9 million from selling, general and administrative expense to additional paid in capital for the three and six months ended June 30, 2005.

The Company has also amended its June 30, 2005 financial statements to reclassify expenses related to the sale of the Company’s common stock through its private placement memorandum. Originally the Company had recorded an expense for the difference between the market price per share on the date of the sale and the discounted price at which the stock was sold. The majority of the Company’s common stock was sold at a discount to market value based on the terms of the Company’s private placement memorandum. The Company took into consideration the accounting treatment of other companies with like transactions and has determined that the discounted price was representative of market price when taking into consideration the restrictive nature of the common stock being sold. Therefore the Company has reclassified approximately $1.2 million and $1.5 million from selling, general and administrative expense to additional paid in capital for the three and six months ended June 30, 2005.

Please see footnote 1 to the Company’s consolidated financial statements for a detailed discussion of its decision to rescind its stock sale transaction with JSC Kaliningradneft.

The following table illustrates the change to the Company’s financial statements for the three and six months periods ended June 30, 2005 related to the notes above.

		Previously
	(As Restated)	Reported
Property and equipment, net	$5,046,496	$16,045,975
Total assets	$9,043,363	$20,042,842
Asset retirement obligations-short term	$41,034	$—
Asset retirement obligations	$1,131,404	$—
Additional paid in capital	$4,130,527	$29,674,369
Accumulated deficit	$(4,129,211)	$(7,501,136)
Total stockholders’ equity	$2,216,729	$14,388,646

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
		Previously		Previously
	(As Restated)	Reported	(As Restated)	Reported
Selling, general and administrative	$2,818,795	$5,857,866	$4,523,014	$7,914,818
Net loss	$(2,901,776)	$(5,940,847)	$(2,499,151)	$(5,890,955)

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

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at June 30, 2006 and the results of operations and changes in cash flows for the three and six months periods ended June 30, 2006. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

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

Oil and Gas Properties— The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. At June 30, 2006 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves.

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

Allowance for Doubtful Accounts — Allowance for doubtful accounts is established through a provision for bad debts charged to expense. Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collection of the account is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the future collection of accounts, prior loss experience and current economic conditions. At June 30, 2006 there was $ 137,040 of receivables written off against the allowance. There were no receivables written off against the allowance for the comparative period June 30, 2005.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners. As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses. As of June 30, 2006 the working interest owners owed the Company approximately $357,579.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At June 30, 2006, the Company had $867,471 in bank deposit accounts, of which $539,725 was in excess of the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Marketable Equity Securities — Marketable equity securities (“MES”) consisting of common stock purchased in open market transactions, by the Company, are subject to the general volatility of financial markets. The following table summarizes the investment in the Company’s marketable equity securities at June 30, 2006.

	Less than 12 months			12 months or longer			Total
Trading Securities:	Adjusted Cost Basis	Gain (Loss)	Market Value	Adjusted Cost Basis	Unrealized Gain (Loss)	Market Value	Adjusted Cost Basis	Gain (Loss)	Market Value

MES – Common Stock	$84,725	$493,081	$577,806	$—	$—	$—	$84,725	$493,081	$577,806

On February 28, 2006, the Company transferred 600,000 shares of Earth common stock that it purchased in open market transactions to a lender as collateral for a note payable in the principal amount of $330,720.

Prepaid expenses and deposits— The Company had approximately $3.9 million of prepaid expenses and deposits classified as current assets at June 30, 2006. These balances consisted of $1.5 million of prepaid feedstock and $0.5 million of LNG gas balancing deposits related to its LNG operations, $0.3 million deposit for a truck stop and $1.0 million of prepaid loan fees for financings related to its biodiesel operations, $0.2 million for deposits on drilling rig equipment, $0.1 million of prepayments for gas leases and $0.2 million for an escrow deposit to pay unsettled property taxes related to the sale of pipeline easements.

The Company also had approximately $4.3 million of deposits classified as long-term assets at June 30, 2006. These deposits consist of 12,000,000 shares of the Company’s common stock valued at $3.3 million issued to BC&D for collateral on a line of credit, 600,000 shares of Earth Biofuels common stock, valued at $0.7 million, that the Company purchased in open market transactions and used as collateral for a loan and $0.3 million of prepaid professional services for its biodiesel operations.

Inventory — Inventory balances at June 30, 2006 were $1,093,686 consisting of drilling rig equipment totaling $451,500, biodiesel fuel and products purchased for resale totaling $174,035, inventory related to LNG in storage of $13,341 and LNG equipment inventory totaled $454,810.

Goodwill— Goodwill recorded on the Company’s balance sheet reflects the purchase price of the Company’s acquisitions exceeding the fair market value of the net assets. At June 30, 2006 the Company had recorded $22,107,382 of goodwill related to its acquisition of its LNG businesses and its oil and gas production company Mountain States. The remaining, $8,494,172, of goodwill relates to the acquisition of Earth and its subsequent acquisition of Distribution Drive in November of 2005.

Stock Options—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through June 30, 2006, there have been no significant grants to non-employees.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	June 30. 2006	June 30, 2005
		(Restated)

Net loss, as reported	$(25,584,641)	$(2,499,151)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(937)
Adjusted net loss	$(25,584,641)	$(2,500,088)

Loss per share
As reported
Basic and diluted	$(0.15)	$(.06)
As adjusted
Basic and diluted	$(0.15)	$(.06)

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

Comprehensive Income–Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

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

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)
	In thousands, except per share data
Six Months Ended June 30, 2006
Basic earnings per share	$(25,584,641)	168,161,686	$(.15)
Effect of dilutive securities:
Stock options, warrants and convertible notes	—	—	—
Diluted earnings per share	$(25,584,641)	168,161,686	$(.15)

Three Months Ended June 30, 2006
Basic earnings per share	$(15,541,266)	176,696,415	$(.09)
Effect of dilutive securities:
Stock options, warrants and convertible notes	—	—	—
Diluted earnings per share	$(15,541,266)	176,696,415	$(.09)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)
	In thousands, except per share data
Six Months Ended June 30, 2005
Basic earnings per share	$(2,499,151)	41,644,250	$(.06)
Effect of dilutive securities:
Stock options, warrants and convertible notes	—	—	—
Diluted earnings per share	$(2,499,151)	41,644,250	$(.06)

Three Months Ended June 30, 2005
Basic earnings per share	$(2,901,776)	51,155,810	$(.06)
Effect of dilutive securities:
Stock options, warrants and convertible notes	—	—	—
Diluted earnings per share	$(2,901,776)	51,155,810	$(.06)

Total stock options and warrants outstanding at June 30, 2006 that are not included in the diluted earnings per share computation due to the antidilutive effects are 16,080,875. Convertible notes not included in the computation of diluted earnings per share are equivalent to approximately 10,605,317 shares. Convertible preferred stock not included in the diluted earnings per share computation due to the antidilutive effects are 5,000,000 shares. These stock options, warrants, convertible notes and convertible preferred stock were not included in the computation of earnings per share at June 30, 2006 due to exercise prices exceeding the average market value of the Company’s common stock, and due to the Company’s incurring a net loss during the period.

Total stock options and warrants outstanding At June 30, 2005 that are not included in the diluted earnings per share computation are approximately 80,875. Convertible notes included in the computation of diluted earnings per share are approximately 1,328,755 shares. These stock options, warrants and convertible notes were not included at June 30, 2005 due to exercise prices exceeding the average market value of the Company’s common stock, and due to the Company’s incurring a net loss during the period.

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

2. GOING CONCERN AND MANAGEMENT PLANS

During the period ending June 30, 2006, the Company recorded a net loss of $25,584,641. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $55.2 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production. The following addresses the Company’s efforts regarding its recent acquisitions and financings.

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

The Company has acquired an interest in Earth. Earth produces and distributed bio-diesel fuel. Earth’s assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel. Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth remains an indirect subsidiary of the Company. As of May 18, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 63.83% majority ownership.

In addition, on May 12, 2006 the Company entered into a Securities Purchase Agreement with Siam Imports, Inc. (“Siam”) whereby the Company sold its wholly owned subsidiary Apollo Drilling Company, LLC (“Apollo Drilling”) to Siam in exchange for 13,700,000 shares of common stock of Siam. As a consequence of the Securities Purchase Agreement the Company maintained a controlling interest in Siam of approximately 91.70% and Apollo Drilling remains an indirect subsidiary of the Company. As of August 18, 2006, the Company owned 19,900,000 shares of common stock of Siam representing an 82.06% majority ownership.

Financing

On July 7, 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. This financing enabled the Company to pay in full the mortgage due on its pipeline assets and fund working capital.

On February 7, 2006, the Company finalized negotiations to provide a $3.5 million line of credit for working capital related to its oil and gas assets acquired in the BC&D acquisition. The Company plans to use this capital to restart production. The credit line is subject to a borrowing base and funds are pre approved and borrowed for production purposes only at the discretion of the lender. This facility bears interest at the prime rate + 3.0% and matures on February 1, 2007. At August 18, 2006 the Company had borrowed $726,263 on this credit line.

On April 13, 2006, the Company completed an $8.0 million loan agreement to fund working capital for its LNG businesses. This facility consists of a three year $3.0 million revolver, collateralized by the receivables of ALT, and a five year $5.0 million term loan collateralized by the remaining assets of ALT and Arizona LNG, which consists primarily of an LNG plant. The facility bears interest at the greater of 7% or the prime rate + 1.5%. At June 30, 2006 the Company had borrowed $4.9 million on the term loan and $1.4 million on the line of credit. The Company plans to use this facility to enhance its operations and provide working capital.

On June 20, 2006 the Company completed a $1.0 million loan agreement to fund working capital for its drilling subsidiary. This loan bears interest at Prime + 3% and matures December 20, 2006. The Company plans to use this loan to refurbish its drilling rig assets and fund working capital. This loan has been provided by the same lender that provided the $8.0 million loan agreement for the Company’s LNG businesses and is collateralized with the same assets.

On July 21, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor whereby the Company received $8,000,000 before payment of commissions and expenses, in exchange for $8,000,000 notes (the “Notes”), bearing interest at 7% and maturing on May 31, 2011.The Notes are exchangeable at a price of $1.00 per share into Company-owned shares of common stock of Earth, a majority owned subsidiary of the Company. This agreement contains a detachable and separate right to an option to purchase, from the Company, an additional 8,000,000 shares of common stock of Earth owned by the Company. (See Footnote 14, Subsequent Events)

On July 25, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor relating to the sale and issuance of 13,157,895 shares of common stock of the Company, par value $.001 per share at $0.38 per share for gross proceeds of approximately $5,000,000 before payment of commissions and expenses. The Company also issued a five-year warrant exercisable into 16,447,369 shares of its common stock at an exercise price of $0.38 per share, subject to adjustment in certain circumstances. The warrants include a cashless exercise feature under certain circumstances when there is not an effective registration statement available for the resale of the shares of the Company’s common stock issuable upon exercise of the warrants. (See Footnote 14, Subsequent Events)

The Company’s bodiesel subsidiary, Earth has been able to raise approximately $24.2 million over the first half of 2006. $17.5 million relates to convertible debt, (see footnote 3 below), and $6.7 million relates to sales from the issuance of Earth’s common stock. This capital will be used to for the acquisition of an ethanol plant, two biodiesel production facilities and for other general corporate purposes, including working capital to support growth and capital expenditures associated with new project development.

On July 10, 2006, Earth entered into a securities purchase agreement, pursuant to which it issued, on July 11, 2006, a senior convertible note with a principal amount of $5.0 million to one institutional investor.  The note carries an 8% coupon, payable quarterly, and may be redeemed by Earth at par at any time prior to its initial maturity date in October 2006.  The note is not convertible by the holder until after October 2006, at which time the maturity date may be extended to January 2007 at the holder’s option.  The notes are convertible into Earth’s common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of its common stock on a five-day volume weighted average prior to closing.  Earth also issued five-year warrants to purchase an aggregate of 1,500,000 shares of its common stock to the investor and five-year warrants to purchase 15,000 shares of its common stock to Earth’s placement agent, both at an exercise price of $2.50 per share.  On July 24, 2006, Earth used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on the note issued on July 11, 2006.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which it issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of its common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share.  Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on its $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July of 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

The Company has also continued to raise capital through a variety of private securities offerings of its common stock. During the first half of 2006, the Company has been able to raise $4.3 million through private equity sales to accredited investors. In addition, the Company recently completed a $5.0 million financing through a sale of its common stock in July of 2006. In addition, in July of 2006, the Company also raised $8.0 million in exchange for $8.0 million notes bearing interest at 7%. These notes are exchangeable into shares of common stock of Earth, a majority owned subsidiary of the Company.

Management believes these recent financings greatly enhance its ability to execute its business plan an mitigate its risk of its continuing as a going concern.

Management is focusing on expanding and improving its oil and natural gas production operations, leveraging its opportunities regarding its pipeline assets and continuing to develop its biodiesel and LNG production and sales through acquisition, organic growth and funding via collateralized loans, private placement offerings and convertible debt instruments. The Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. The Company’s has completed recent financings, described above, to help fund its working capital needs. As of June 30, 2006, the Company continued to seek other financing from private placements, convertible debt instruments and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and biodiesel and LNG production and sales. The Company has implemented cost saving measures, primarily in its oil and gas operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which the Company currently operates. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

3. CONVERTIBLE DEBT AND WARRANTS

Warrants — As of May 1, 2006, the Company issued additional warrants to the investors that participated in the $3.0 million, June 30, 2005, private placement. In total, the Company issued warrants to purchase an aggregate of 4,000,000 shares of its common stock. These warrants contain the same attributes as the original warrants to purchase an aggregate of 12,000,000 million shares of the Company’s common stock issued on June 30, 2005. The 4,000,000 warrants have an exercise price of $0.30 per share, and expire in May 2011. The warrant exercise price is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share. The warrants include a “cashless exercise” feature, which permits the holder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the holder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants. At the date of issuance, May 1, 2006, these warrants had a fair value of $.83 based on the Black-Scholes option pricing model. These warrants were issued as consideration for penalties related to the Company’s noncompliance, regarding the timing of the effective date of the Company’s registration statement.

The Company issued warrants to the investors that participated in the Company’s July, 2005 private placement of 8% secured convertible promissory notes. In total, the Company issued warrants to purchase an aggregate of 12,000,000 shares of its common stock. The warrants had an original exercise price of $0.30 per share, and expire in June 2010. Per the terms of the warrants the Company has adjusted the warrant price to $.25 due to the Company’s sale of stock at that price subsequent to the issuance of the warrants. The warrant exercise price is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share. The warrants include a “cashless exercise” feature, which permits the holder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the holder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants. In July of 2006, 600,000 of these warrants were exercised via the cashless exercise option. At the date of issuance, June 30, 2005, these warrants had a fair value of $.61 based on the Black-Scholes option pricing model.

During 2003, the Company issued a former officer in connection with such officer’s employment agreement, a warrant for 65,000 shares of restricted common stock. Such warrant has an exercise price of $4.50 per share and expires on December 11, 2006.

The following pertains to convertible debt and warrants related to Earth, the Company’s majority owned subsidiary.

On May 4, 2006, Earth issued a $1.0 million convertible, secured promissory note which bears interest at 7% and is payable within thirty days upon demand by the holder.  The note is convertible into shares of Earth’s common stock at a conversion price of $1.086 per share.  In connection with this note, Earth also issued the holder of the note a warrant to purchase 920,810 shares of its common stock.  The warrant is exercisable at the lesser of $2.00 per share or 80% of the average trading price of the Earth’s common stock for the thirty trading days prior to the exercise of the warrant.  The warrant is exercisable until May 31, 2011.  At the date of issuance, the warrants were valued at a relative fair value of $791,394, and Earth recognized a beneficial conversion feature (“BCF”) in the amount of $208,606 based on the intrinsic value of the conversion feature.  Due to the on demand repayment terms, the debt discount of $1,000,000 was fully amortized to interest expense as of June 30, 2006.  Earth analyzed the notes and warrants for derivative accounting treatment under SFAS No. 133 and EITF 00-19 (see Derivatives footnote below).

On May 26, 2006, Earth entered into a securities purchase agreement, pursuant to which the Company issued $5 million principal amount of 8% senior convertible promissory notes to a single institutional investor.  The notes carry an 8% coupon, payable quarterly, and may be redeemed by Earth at par at any time prior to their initial maturity date in August 2006.  The notes are not convertible until after August 2006, at which time the maturity date may be extended to November 2006 at the holder’s option.  The notes are convertible into Earth’s common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  Earth also issued five-year warrants to purchase 750,000 shares of common stock to the investor and five-year warrants to purchase 18,750 shares of common stock to Earth’s placement agent, both at an exercise price of $3.84 per share.  Due to the conversion features being convertible into an indeterminate number of shares, Earth analyzed the notes and warrants for derivative accounting treatment under SFAS No. 133 and EITF 00-19 (see Derivatives footnote below).

On June 2, 2006, Earth issued a convertible note with a principal amount of $500,000 to one individual.  The note bears interest at 8% per year, which is payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007.  The note has a maturity date of April 28, 2007.  The note is convertible into shares of the Earth’s common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of Earth’s common stock.  Due to the conversion into an indeterminate number of shares, Earth analyzed the note for derivative accounting treatment under SFAS 133 and EITF 00-19 (see Derivatives footnote below).

On June 7, 2006, Earth entered into a securities purchase agreement, pursuant to which Earth issued $10 million aggregate principal amount of senior convertible notes to four institutional investors.  The notes carry an 8% coupon, payable quarterly, and may be redeemed by Earth at par at any time prior to their initial maturity date in September 2006.  The notes are not convertible until after September 2006, at which time the maturity date may be extended to December 2006 at the holder’s option.  The notes are convertible into Earth’s common stock at a conversion price equal to the greater of $1.00 per share or 70% of the weighted average price per share of Earth’s common stock on a five-day volume weighted average prior to closing.  Earth also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investors and five-year warrants to purchase 45,000 shares of common stock to Earth’s placement agent, at an exercise price of $2.93 per share.  Due to the conversion features being convertible into an indeterminate number of shares, Earth analyzed the notes and warrants for derivative accounting treatment under SFAS No. 133 and EITF 00-19 (see Derivatives footnote below).

In connection with the 8% senior convertible notes issued in May and June 2006, Earth incurred loan costs in the amount of $975,000 which will be amortized over the term of the convertible notes.

Earth will use the debt proceeds, in concert with other funds, for the acquisition of an ethanol production plant, two biodiesel production facilities and for other general corporate purposes, including working capital to support growth and capital expenditures associated with new project development.

4. DERIVATIVES

The Company evaluated the application of Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), and EITF 00-19 for its $3,000,000 convertible debt issuance, 12,000,0000 warrants issued in connection with the convertible debt, and 4,000,0000 stand alone warrants issued to investors. Based on the guidance in SFAS No. 133 and EITF 00-19, the Company concluded that each of the warrants was required to be accounted for as derivatives. The convertible debt, which can be converted into free trading stock, as of June 30, 2005, was not determined to be an embedded derivative. The Company determined that the conversion feature of the warrants met the attributes of a liability and therefore recorded the fair value of the warrants as current liabilities. The Company is required to record the fair value of the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivatives.”

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet and statement of operations as of June 30, 2006 is as follows:

	Fair Value of Warrants @ Issuance	Fair Value of Warrants 6/30/2006	Gain (Loss)
Warrants	$5,447,907	$3,503,636	$1,944,271

The Company used the Black Scholes valuation model for calculation of the value of derivative liabilities with the following weighted average assumptions.

Warrants	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Years)
12,000,000	0%	340.32%	3.080%	5
4,000,000	0%	143.56%	4.875%	5

The following pertains to convertible debt and warrants related to Earth, the Company’s majority owned subsidiary.

Earth evaluated the application of SFAS No. 133, and EITF 00-19 for convertible debt issued in the first and second quarters of fiscal 2006, as well as warrants issued in connection with the debt offerings.  Based on the guidance in SFAS No. 133 and EITF 00-19, Earth concluded all of these instruments were required to be accounted for as derivatives during the second quarter of fiscal 2006.  SFAS No. 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible debt as embedded derivatives.  Pursuant to SFAS No. 133, the Company bifurcated the conversion features from the convertible debt because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debt.  In addition, on May 26, 2006, Earth issued convertible debt that was convertible into an indeterminate number of shares of Earth.  As a result, the conversion features and warrants associated with the convertible debt were determined to be derivatives under SFAS No. 133 and EITF 00-19 on that date.  The convertible debt and warrants issued prior and subsequent to May 26, 2006 were also tainted under EITF 00-19 due to the uncertainty that Earth had sufficient authorized and unissued shares available to settle the convertible debt and warrant contracts and after considering all other commitments that could require Earth’s issuance of stock during the contract period.  Earth determined that the conversion features and the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities. Earth is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.”

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of June 30, 2006 is as follows:

	May 26, 2006	June 30, 2006	Gain (loss)
Convertible debt	$20,389,299	$18,664,029	$1,725,270
Warrants	9,313,424	9,258,763	54,661
Loss recognized upon initial fair value of derivative instruments in existence on May 26, 2006	(2,180,793)	—	(2,180,793)
Total	$27,521,930	$27,922,792	$(400,862)

Earth uses the Black Scholes valuation model for calculation of the value of derivative liabilities.  Earth uses volatility rates based upon the closing stock price of its common stock.  Earth used a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security.  Earth uses the closing market price of its common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value.  The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet.  The volatility has ranged from 143% to 491% during the period from May 26, 2006 to June 30, 2006.  The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 143% to 491%.  The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for derivatives beginning May 26, 2006 through June 7, 2006 and at June 30, 2006.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At May 26, 2006 for:
1Q 2006 convertible debt	1/27/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	1/30/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	3/29/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	3/31/2006	491%	5.0%	$3.24	0.92

2Q 2006 convertible debt	5/4/2006	491%	5.0%	$3.24	1
2Q 2006 convertible debt	5/26/2006	159%	5.0%	$3.24	0.25
2Q 2006 warrants	5/4/2006	491%	5.0%	$3.24	5
2Q 2006 warrants	5/26/2006	491%	5.0%	$3.24	5
At Issuance date for:

2Q 2006 convertible debt	6/2/2006	487%	4.98%	$2.51	0.92
2Q 2006 convertible debt	6/7/2006	163%	5.05%	$2.60	0.25
2Q 2006 warrants	6/7/2006	483%	5.05%	$2.60	5

Prices and average rates at June 30, 2006:
June 30, 2006		379%	5.2%	$2.92

5. PROPERTY AND EQUIPMENT

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Machinery and equipment	5-7 Years
Gas plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	June 30, 2006	December 31, 2005
		(Restated)
Land	$681,043	$221,841
Building	216,609	213,842
Machinery and equipment	16,639,459	13,570,387
Office furniture and fixtures and computer equipment	347,620	242,199
LNG and biodiesel plants	19,105,955	8,447,123
Pipeline easements	1,759,984	2,172,142
Asset retirement obligations	1,608,570	1,608,570
Vehicles	267,904	213,844
Leasehold improvements	3,216	3,216
	40,630,360	26,693,164
Less accumulated depreciation	10,514,368	9,350,164
Sub total	30,115,992	17,343,000
Oil & gas leases	9,860,630	9,356,219
Less accumulated depletion	3,073,145	1,275,237
Net oil and gas leases	6,787,485	8,080,982
Total property, plant and equipment	$36,903,477	$25,423,982

Depreciation, amortization and depletion expense for the three and six months ended June 30, 2006 was $1,694,688 and $2,944,118, respectively. At June 30, 2006 $1,797,908 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in the Four Corners area of New Mexico, Arizona and Utah.

Depreciation, amortization and depletion expense for the year ended December 31, 2005 was $897,751. At December 31, 2005 $178,117 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in the Four Corners area of New Mexico, Arizona and Utah.

At June 30, 2006 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized under the full cost method of accounting for oil and gas properties.

6. EQUITY TRANSACTIONS

During the six months ended June 30, 2006, the Company issued 23,423,334 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.25 to $0.99 per share to accredited investors. The aggregate purchase price was $4,299,282.

During the six months ended June 30, 2006 the Company issued 2,292,761 shares of the Company’s common stock to consultants in restricted form and pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares of common stock were issued at the fair market value price on the date of issuance and resulted in approximately $2,758,243 of non-cash consulting services expense.

During the first quarter ended March 31, 2006 120,000 shares of the Company’s common stock, originally issued for compensation to the Company’s Chief Operating Officer, were returned and cancelled in exchange for $21,942 in cash. During the second quarter ended June 30, 2006, the Company issued 222,222 shares of its common stock to an employee as a signing bonus valued at $100,000.

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

 In addition, for the six months ended June 30, 2006 the Company issued 623,169 shares of the Company’s common stock valued at $145,833 to retire principal due to investors whom participated in the Company’s $3.0 million convertible notes.

During the first quarter ended March 31, 2006, the Company issued 213,800 shares of the Company’s common stock valued at $113,314 to acquire a truck.

During the second quarter ended June 30, 2006, the Company issued 250,000 shares of its common stock valued at $125,000 to invest in a truck stop related to Earth, its biodiesel subsidiary.

During the second quarter ended June 30, 2006, 150,000 shares of the Company’s common stock valued at $85,500 was issued to OGP Sonora LP as collateral for the Company’s purchase of gas leases located in south Texas. Also, 350,000 shares of the Company’s common stock valued at $145,000, originally held as collateral for a loan to a related party, was returned to the Company and canceled.

7. LONG TERM COMMITMENTS

The Company leases five LNG trailers under a lease agreement. The lease agreement requires monthly rental payments of $14,629 and expires in September of 2006. Future minimum payments under the remaining lease terms were approximately $43,887 as of June 30, 2006. The lease agreements allow the Company to purchase the trailers at the end of the lease term for residual payments aggregating approximately $300,000.

The Company leases two mobile fueling units used in its LNG businesses. The lease agreements require monthly rental payments of $7,200 and expire during 2008. Future minimum payments under the remaining lease terms were approximately $28,800 as of June 30, 2006.

The Company maintains several leasing arrangements for trailers and LNG equipment on a month to month basis approximating $64,175 per month.

The Company maintains a mortgage on a building in Trona, California for $34,723. The office lease is for a term of 59 months commencing on March 31, 2005 at $917 per month.

The following is a schedule of future minimum rent payments due:

Year Ending December 31,
2006	$78,189
2007	11,004
2008	11,004
2009	7,213
2010	—
Thereafter	—
Total	$107,410

Rent expense was $598,470 and $323,942 for the three and six months ended June 30, 2006. Rent expense was $1,006 and $2,806 for the three and six months ended June 30, 2005.

8. NOTES PAYABLE

At June 30, 2006 the Company maintained notes payable due to secured lenders and to various investors. All notes having a maturity date of less than twelve months are classified as current liabilities.

Lender	Maturity Date	Interest Rate	Original Principal Amount June 30, 2006	Original Principal Amount December 31, 2005
Jimmy Brown	On Demand	13.00%	$200,000	$200,000
JPB Resources, Inc.	—	13.00%	—	50,000
JPB Resources, Inc.	—	11.00%	—	100,000
Dennis Lueng	On Demand	6.00%	10,000	10,000
Peter Knollenberg	On Demand	6.00%	150,000	150,000
TelcoEnergy Corporation	On Demand	6.00%	179,000	179,000
West Texas National Bank	2/1/2007	Prime +3%	726,263	—
Convertible Notes OGC (2)	On Demand	10.00%	575,907	575,907
Navistar Financial Corporation	10/27/2007	8.50%	33,762	49,345
$3.0 million convertible notes (1)	12/31/2007	8.00%	973,256	1,297,674
Argyll Equities, LLC	2/8/2009	7.50%	330,720	—
MAC Partners, LP (3)	6/8/2007	7.00%	120,000	—
Oliver Kendall Kelley	4/1/2011	8.50%	5,000,000	6,000,000
Jack B. Kelley, Inc.	9/20/2011	7.50%	1,828,330	4,041,620
First Capital – revolving line of credit	4/13/2009	Greater of 7% or Prime + 1.5%	1,476,697	—
First Capital - term	4/13/2011	Greater of 7% or Prime + 1.5%	4,985,285	—
Bruce Ivey	3/31/2010	7.00%	36,887	43,024
First Capital - term	12/20/2006	Prime +3%	1,000,000	—
Marc Weill convertible notes	1/11/2007	8.00%	1,250,000	—
Tom Groos convertible note	1/25/2007	8.00%	250,000	—
Evolution Capital	8/24/2006	8.00%	5,000,000	—
Greenwich Power	30 days upon demand	7.00%	1,000,000	—
Castlerigg Master Investments	9/5/2006	8.00%	5,000,000	—
Radcliffe SPC	9/5/2006	8.00%	2,500,000	—
Capital Ventures	9/5/2006	8.00%	2,500,000	—
Southern Bio Fuels	6/29/2006	7.25%	1,100,054	—
Other			2,860	—
Less debt discount			(13,924,629)	—
Total notes payable			22,304,392	12,696,570
Less current portion of notes payable			7,857,480	2,428,952
Long –term portion of notes payable			$14,446,912	$10,267,618

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

(3)           The Company repaid this note to MAC Partners LP during the third quarter of 2006.

9. ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners. As of June 30, 2006 the Company owed royalties of $817,789 to non-working interest owners.

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

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services. At the inception of this contract MAC provided the services of Mr. J. Mark Ariail and Mr. Wayne McPherson, the Company’s Chief Financial Officer and Chief Operating Officer. Effective March 15, 2005, Mr. Ariail and Mr. McPherson’s services were no longer provided by MAC and they became employees of the Company. On February 15, 2005, MAC loaned the Company $112,015 through a promissory note bearing interest at 7% per annum. This promissory note was paid in full during the second quarter of 2005.

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

During the first quarter of 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. During the first quarter of 2006, both issuances of the Company’s common stock were written off when the Company reached an agreement with the vendor to allow the vendor to liquidate the shares to satisfy an unpaid loan balance. During the second quarter of 2006, the Company agreed to forgive the debt associated with the issuances of the Company’s common stock in exchange for 5,000,000 shares of Blue. The Company now owns approximately 35% of Blue. Mr. McLaughlin currently serves as the Chairman of the Board of Blue and Mr. Chambers serves as Blue’s President.

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

At December 31, 2005 the Company’s 63% owned subsidiary Earth had outstanding accounts payable to DGMAC, LLC for $81,479. DGMAC, LLC is a company operated by Dennis McLaughlin the Chairman and CEO of the Company and Earth. In addition, Earth had outstanding accounts payable and note payable totaling $139,603 and $139,134 to Bruce Blackwell, a Director of Earth. Also Earth owed Peter Bell, the former owner of Distribution Drive, a current employee of Earth, a note payable of $96,033. As of June 30, 2006, these debts have been paid in full.

DGMAC, LLC is owed $75,000 by Apollo Drilling. This amount remains unpaid at June 30, 2006.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

	June 30, 2006	June 30, 2005
Common stock issued for services	$12,034,883	$2,166,639
Common stock issued to acquire assets	$8,257,388	$—
Common stock issued in acquisition of subsidiary	$—	$4,000,000
Common stock issued for investment in joint ventures	$—	$1,526,000
Gain on extinguishment of debt	$—	$2,182,686
Stock pledged for note payable	$—	$1,000,000

13. SEGMENT INFORMATION

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

Certain segment data is included in the table below as follows:

	Production and Operating	Alternative Fuels	LNG
Period Ended June 30, 2006
Revenue	$1,943,664	$4,794,042	$12,829,123
Operating loss	$(2,709,584)	$(16,196,395)	$(2,930,428)
Long – lived assets	$14,315,495	$26,743,235	$11,486,512

Period Ended June 30, 2005
Revenue	$190,358	$—	$—
Operating loss	$(311,102)	$(8,885)	$—
Long – lived assets	$4,477,079	$86,055	$—

14. SUBSEQUENT EVENTS

On July 21, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor whereby the Company received $8,000,000 before payment of commissions and expenses, in exchange for $8,000,000 notes (the “Notes”), bearing interest at 7% and maturing on May 31, 2011. The Notes are exchangeable at a price of $1.00 per share, into Company-owned shares of common stock of Earth, a majority owned subsidiary of the Company. This agreement contains a detachable and separate right to an option to purchase, from the Company, an additional 8,000,000 shares of common stock of Earth owned by the Company.

Also on July 21, 2006, the Company agreed to assume a $1,000,000 note payable that Earth had with the same lender that participated in the $8,000,000 Securities Purchase Agreement described above. The lender returned the original note to Earth for cancellation. This note was replaced with a $1,000,000 Exchangeable Promissory Note, with the same terms as described above.

Both agreements contain a Registration Rights Agreement with the purchaser, pursuant to which the Company has agreed to cause Earth to register the shares associated with the Notes and the option to purchase additional shares no later than 60 days following the date on which the Company receives a request from the note holder to register the common stock of Earth.

On July 25, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor relating to the sale and issuance of 13,157,895 shares of common stock of the Company, par value $.001 per share at $0.38 per share for gross proceeds of approximately $5,000,000 before payment of commissions and expenses. The Company also issued a five-year warrant exercisable into 16,447,369 shares of its common stock at an exercise price of $0.38 per share, subject to adjustment in certain circumstances. The warrants include a cashless exercise feature under certain circumstances when there is not an effective registration statement available for the resale of the shares of the Company’s common stock issuable upon exercise of the warrants.

In connection with the placement, on July 25, 2006, the Company also entered into a Registration Rights Agreement with the purchaser, pursuant to which it has agreed to file a resale registration statement covering the Shares and the shares of Common Stock underlying the Warrants. The Company is obligated to file the registration statement within 90 days after the closing, and cause the registration statement to become effective within 120 days of the closing, or 180 days in the event the registration statement is reviewed by the Securities and Exchange Commission. In the event the Company fails to satisfy such obligations, and under certain other circumstances as set forth in the Registration Rights Agreement, it will be required to pay liquidated damages equal to 1.5% of the aggregate investment amount paid by the purchaser for the Shares and Warrants, with an aggregate cap of 12.5% on such liquidated damage payments.

The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The Company expects to use the proceeds from both financings mentioned above for general working capital purposes.

(The following g events pertain to Earth, the Company’s majority owned subsidiary)

On July 10, 2006, Earth entered into a securities purchase agreement, pursuant to which it issued, on July 11, 2006, a senior convertible note with a principal amount of $5.0 million to one institutional investor.  The note carries an 8% coupon, payable quarterly, and may be redeemed by Earth at par at any time prior to its initial maturity date in October 2006.  The note is not convertible by the holder until after October 2006, at which time the maturity date may be extended to January 2007 at the holder’s option.  The notes are convertible into Earth’s common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of its common stock on a five-day volume weighted average prior to closing.  Earth also issued five-year warrants to purchase an aggregate of 1,500,000 shares of its common stock to the investor and five-year warrants to purchase 15,000 shares of its common stock to Earth’s placement agent, both at an exercise price of $2.50 per share.  On July 24, 2006, Earth used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on the note issued on July 11, 2006.

On July 12, 2006, subsequent to majority shareholder approval, Earth filed an amendment to its certification of incorporation with the Secretary of State of Delaware in which the number of authorized shares of common stock was increased from 250,000,000 to 400,000,000 shares.

On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and Earth issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which it issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of its common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share.  Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on its $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July of 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

On July 31, 2006, Earth commenced production of biodiesel fuel from its production facility located in Durant, Oklahoma.  Earth plans to sell the fuel produced by this facility under its brand name “BioWillie” to local markets in Oklahoma and Texas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company derives its revenue primarily from monthly oil and natural gas production sales, rental fees related to its gas pipeline and sales of bio diesel fuel and LNG. During the first quarter of 2005, the Company started its alternative fuels business segment designed to complement the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. In December of 2005, the Company added an oil and gas production company and businesses related to the production and sale of LNG. The Company also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2005

Revenue

The Company recorded revenue of $10,107,606 in the second quarter of 2006 compared to revenue of $41,866 for the same period in 2005. The increase reflects the Company’s acquisition of its LNG businesses in December of 2005, which contributed $6,098,115 of LNG sales for the second quarter of 2006. In addition, the Company’s bio diesel production and sales subsidiary contributed $2,907,923 of revenue during the second quarter of 2006. The addition of Mountain States, an oil and gas production company, acquired in December of 2005, contributed to increased oil and gas production revenue of $1,101,568 compared to $41,866 of oil and gas production revenue in 2005.

Gross Profit (Loss)

Gross profit increased to $208,253 in the second quarter of 2006 compared to a gross loss of $52,860 for the same period in 2005. The increase in gross profit is attributable to improved margins related to the Company’s LNG and biodiesel production and sales operations. LNG operations experienced gross profit of $869,084 primarily due to increased efficiencies related to its LNG plant operations. These increased efficiencies resulted in a decrease in expenses of commodities related to LNG production and reduced freight expenses. Also, during the first quarter of 2006 the Company experienced a plant shut-down in order to perform necessary improvements, which directly impacted the increased plant efficiencies experienced during the second quarter of 2006. As a result, the increase freight and higher than normal purchases of LNG, to satisfy customer contracts, did not reoccur in the second quarter of 2006. In addition, the Company’s continued effort to replace lower margin fixed priced contracts with more favorable indexed priced contracts continues to be a focus of improving margins. Gross profit for the Company’s biodiesel sales and production operations was $288,493. This increase reflects increased sales of biodiesel and the realization of federal tax subsidies of $898,152. These increases were offset by gross losses recorded by the Company’s oil and gas production operations. These oil and gas operations recorded a gross loss of $949,324 primarily related to increased lease operating expenses related to refurbishment costs to bring wells back online. The gross loss of $52,860 for the period ended June 30, 2005, relates to lease operating costs for the Company’s oil and gas operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,277,239 in the second quarter of 2006 compared to $2,818,795 in the same period in 2005.

The increase in selling, general and administrative expenses is attributable to $10.0 million of non cash share based compensation expense recorded by Earth, the Company’s biodiesel production and sales subsidiary. These shares of Earth are primarily for consulting services to Earth. Also contributing to the increase in selling, general and administrative expenses was increased salaries and benefits of $1.6 million, primarily related to the acquisitions by the Company since June of 2005. In addition, the Company incurred increases in expenses related to its growth of $0.5 million for legal costs, $0.3 million of business insurance, and $0.2 million for accounting and auditing expenses, $0.2 million related to sales and marketing, and $0.6 million for regulatory compliance and investor relations. These costs were offset by approximately $0.6 million of non cash stock issuance executive compensation costs incurred by the Company in 2005, which did not recur in 2006.

Other income (expense), net

The Company recorded an increase in other net expenses of $472,280 compared to other net expenses of $30,121 primarily due to increased interest expense of $3,460,947 related to increased debt balances and accretion of derivative liabilities and financing expenses of $3,312,000 related to warrants issued to investors during the second quarter of 2006. These expenses were offset by $4,088,829 of gains related to the Company’s minority interest benefit of the losses experienced by Earth and Apollo Drilling, as well as, $1,543,409 of gain related to derivative liabilities recorded at fair value. In addition, the Company realized $590,027 from the sale of pipeline related assets.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2005

Revenue

The Company recorded revenue of $19,566,829 in the first six months of 2006 compared to revenue of $190,358 for the same period in 2005. The increase reflects the Company’s acquisition of its LNG businesses in December of 2005, which contributed $12,829,123 of LNG sales for the first six months of 2006. In addition, the Company’s bio diesel production and sales subsidiary contributed $4,794,042 of revenue during the first six months of 2006. The addition of Mountain States, an oil and gas production company, acquired in December of 2005, contributed to increased oil and gas production revenue of $1,943,664 compared to $190,358 of oil and gas production revenue in 2005.

Gross Loss

Gross loss increased to $2,183,788 in the first six months of 2006 compared to a gross loss of $62,574 for the same period in 2005. The increase in gross loss is primarily attributable to losses at the Company’s oil and gas operations. Oil and gas field operations reported a gross loss of $2,402,885 compared to $62,574 in 2005, primarily due to increased refurbishment costs related to bringing wells back online. LNG operations experienced a small gross loss of $186,808 reflecting improvements in efficiencies at its LNG plant. Gross loss for the first quarter of 2006 was $1,055,892 for LNG operations. The Company’s biodiesel operations recorded gross profit of $407,355 for the first six months of 2006 related to increased biodiesel sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25,297,241 in the first six months of 2006 compared to $4,523,014 in the same period in 2005.

The increase in selling, general and administrative expenses is attributable to $10.0 million of non cash share based compensation expense recorded by Earth, the Company’s biodiesel production and sales subsidiary. These shares of Earth are primarily for consulting services to Earth. In addition, the Company had an additional increase of $0.7 million of non cash expense for consulting services for its corporate operations. The Company expensed $3.0 million for permits related to its biodiesel and ethanol plant projects. Other increases in selling, general and administrative expenses, primarily caused by the Company’s growth since June of 2005, related to $1.0 million related to contract services primarily related to its LNG operations administration, $2.7 million in salaries and employee benefits, $0.8 for regulatory compliance and investor relations, $0.6 million for travel related expenses, $0.6 million for sales and marketing, $0.5 million for equipment rental primarily related to LNG trailer leases,  $0.4 million for accounting and auditing and $0.3 million related to business insurance.

Other income (expense), net

The Company recorded an increase in other net income of $1,896,388 compared to other net expenses of $96,249 primarily due to $6,260,389 of gains related to the Company’s minority interest benefit of the loses experienced by Earth and Apollo Drilling, as well as, $1,543,409 of gain related to derivative liabilities recorded at fair value. In addition, the Company realized $687,842 from the sale of pipeline related assets. The Company also recorded a gain on marketable equity securities of $493,081. These gains were offset by increased interest expense of $3,867,8090 related to increased debt balances and accretion of derivative liabilities and financing expenses of $3,312,000 related to warrants issued to investors during the second quarter of 2006.

Liquidity and Capital Resources

Cash used in operating activities was $12,926,713 in the first six months of 2006 compared to $1,621,554 in 2005. The increase is primarily related to the increase in net loss experienced by the Company in the first six months of 2006 and decreases in prepaid and other assets..

Net cash used in investing activities was $19,624,101 in the first six months of 2006 compared to cash used in investing activities of $2,058 in 2005. This decrease reflects $14.5 million of cash paid for investments in joint ventures related to biodiesel and ethanol plants as well as natural gas leases. In addition, the Company purchased $6.0 of property, plant and equipment primarily related to improvements to its LNG plant, biodiesel plant, and machinery and equipment related to drilling rig equipment and oil and gas production equipment.

Net cash provided by financing activities was $31,071,991 in the first six months of 2006 compared to $1,572,331 in 2005. This increase reflects increased proceeds from convertible debt instruments and other notes totaling $25,108,510, sales of common stock totaling $11,042,359 and net borrowings on the Company’s line of credit related to its LNG operations of $1,476,697. This increase was offset by repayments of outstanding notes and leases of $5,634,575 and prepaid debt issuance costs of $975,000.

During the period ending June 30, 2006, the Company recorded a net loss of $25,584,641. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $55.2 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production. The following addresses the Company’s efforts regarding its recent acquisitions and financings.

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

The Company has acquired an interest in Earth. Earth produces and distributed bio-diesel fuel. Earth’s assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel. Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in Earth in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth remains an indirect subsidiary of the Company. As of May 18, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 63.83% majority ownership.

In addition, on May 12, 2006 the Company entered into a Securities Purchase Agreement with Siam Imports, Inc. (“Siam”) whereby the Company sold its wholly owned subsidiary Apollo Drilling Company, LLC (“Apollo Drilling”) to Siam in exchange for 13,700,000 shares of common stock of Siam. As a consequence of the Securities Purchase Agreement the Company maintained a controlling interest in Siam of approximately 91.70% and Apollo Drilling remains an indirect subsidiary of the Company. As of August 18, 2006, the Company owned 19,900,000 shares of common stock of Siam representing an 82.06% majority ownership.

Financing

On July 7, 2005 the Company completed a $3.0 million financing consisting of convertible notes with related warrants. The Company collateralized certain of its oil and gas assets and properties along with its pipeline assets to secure this funding. This financing enabled the Company to pay in full the mortgage due on its pipeline assets and fund working capital.

On February 7, 2006, the Company finalized negotiations to provide a $3.5 million line of credit for working capital related to its oil and gas assets acquired in the BC&D acquisition. The Company plans to use this capital to restart production. The credit line is subject to a borrowing base and funds are pre approved and borrowed for production purposes only at the discretion of the lender. This facility bears interest at the prime rate + 3.0% and matures on February 1, 2007. At August 18, 2006 the Company had borrowed $726,263 on this credit line.

On April 13, 2006, the Company completed an $8.0 million loan agreement to fund working capital for its LNG businesses. This facility consists of a three year $3.0 million revolver, collateralized by the receivables of ALT, and a five year $5.0 million term loan collateralized by the remaining assets of ALT and Arizona LNG, which consists primarily of an LNG plant. The facility bears interest at the greater of 7% or the prime rate + 1.5%. At June 30, 2006 the Company had borrowed $4.9 million on the term loan and $1.4 million on the line of credit. The Company plans to use this facility to enhance its operations and provide working capital.

On June 20, 2006 the Company completed a $1.0 million loan agreement to fund working capital for its drilling subsidiary. This loan bears interest at Prime + 3% and matures December 20, 2006. The Company plans to use this loan to refurbish its drilling rig assets and fund working capital. This loan has been provided by the same lender that provided the $8.0 million loan agreement for the Company’s LNG businesses and is collateralized with the same assets.

On July 21, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor whereby the Company received $8,000,000 before payment of commissions and expenses, in exchange for $8,000,000 notes (the “Notes”), bearing interest at 7% and maturing on May 31, 2011.The Notes are exchangeable at a price of $1.00 per share, into Company-owned shares of common stock of Earth, a majority owned subsidiary of the Company. This agreement contains a detachable and separate right to an option to purchase, from the Company, an additional 8,000,000 shares of common stock of Earth owned by the Company. (See Footnote 14, Subsequent Events)

On July 25, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor relating to the sale and issuance of 13,157,895 shares of common stock of the Company, par value $.001 per share at $0.38 per share for gross proceeds of approximately $5,000,000 before payment of commissions and expenses. The Company also issued a five-year warrant exercisable into 16,447,369 shares of its common stock at an exercise price of $0.38 per share, subject to adjustment in certain circumstances. The warrants include a cashless exercise feature under certain circumstances when there is not an effective registration statement available for the resale of the shares of the Company’s common stock issuable upon exercise of the warrants. (See Footnote 14, Subsequent Events)

The Company’s bodiesel subsidiary, Earth has been able to raise approximately $24.2 million over the first half of 2006. $17.5 million relates to convertible debt, (see footnote 3 below), and $6.7 million relates to sales from the issuance of Earth’s common stock. This capital will be used to for the acquisition of an ethanol plant, two biodiesel production facilities and for other general corporate purposes, including working capital to support growth and capital expenditures associated with new project development.

On July 10, 2006, Earth entered into a securities purchase agreement, pursuant to which it issued, on July 11, 2006, a senior convertible note with a principal amount of $5.0 million to one institutional investor.  The note carries an 8% coupon, payable quarterly, and may be redeemed by Earth at par at any time prior to its initial maturity date in October 2006.  The note is not convertible by the holder until after October 2006, at which time the maturity date may be extended to January 2007 at the holder’s option.  The notes are convertible into Earth’s common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of its common stock on a five-day volume weighted average prior to closing.  Earth also issued five-year warrants to purchase an aggregate of 1,500,000 shares of its common stock to the investor and five-year warrants to purchase 15,000 shares of its common stock to Earth’s placement agent, both at an exercise price of $2.50 per share.  On July 24, 2006, Earth used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on the note issued on July 11, 2006.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which it issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of its common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share.  Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on its $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July of 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

 The Company has also continued to raise capital through a variety of private securities offerings of its common stock. During the first half of 2006, the Company has been able to raise $4.3 million through private equity sales to accredited investors. In addition, the Company recently completed a $5.0 million financing through a sale of its common stock in July of 2006. In addition, in July of 2006, the Company also raised $8.0 million in exhchange for $8.0 million notes bearing interest at 7%. These notes are exchangeable into shares of common stock of Earth, a majority owned subsidiary of the Company.

Management believes these recent financings greatly enhance its ability to execute its business plan an mitigate its risk of its continuing as a going concern.

Management is focusing on expanding and improving its oil and natural gas production operations, leveraging its opportunities regarding its pipeline assets and continuing to develop its biodiesel and LNG production and sales through acquisition, organic growth and funding via collateralized loans, private placement offerings and convertible debt instruments. The Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. The Company’s has completed recent financings, described above, to help fund its working capital needs. As of June 30, 2006, the Company continued to seek other financing from private placements, convertible debt instruments and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and biodiesel and LNG production and sales. The Company has implemented cost saving measures, primarily in its oil and gas operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which the Company currently operates. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Off-Balance Sheet Arrangements

At June 30, 2006 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

The Company’s has complied by remitting the agreed upon cash payments and considers this matter closed.

H.C. Wainwright & Co., Inc. commenced an arbitration against the Company’s majority owned subsidiary Earth, on August 9, 2006, asserting a claim for breach of contract relating to a June 6, 2005 letter allegedly appointing H.C. Wainwright Earth’s non-exclusive placement agent for a limited time for the sale of certain securities. H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase of Earth’s common stock, and attorneys’ fees and costs. The arbitration proceeding is at an early stage and no discovery has been taken or dates established. Earth is scheduled to file an answering statement on August 25, 2006. Earth denies that it is liable to H.C. Wainwright for breach of contract and intends to vigorously defend this claim.

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

Item 2.    Change in Securities and Use of Proceeds

During the second quarter ended June 30, 2006, the Company issued 13,306,561 shares of its common stock, via private placement. The common stock was sold at prices ranging from $0.27 to $0.99 per share to accredited investors. The aggregate purchase price was $2,270,137.

Item 3.    Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K.

Date of Filing	Subject
April 5, 2006	Appointment of Philip N. Smith and George G. Lowrance to the Company’s Board of Directors.
May 8, 2006	Announcement of a Letter of Intent for the acquisition of a biodiesel production facility from Systems Management Solutions, Inc. by the Company’s majority owned subsidiary Earth Biofuels, Inc.
May 9, 2006	Announcement of sale of a portion of the Company’s pipeline assets to Cimmarron Gathering, LP.
May 19, 2006	Announcement that the Company had entered into a Securities Purchase Agreement with Siam Imports, Inc.

Exhibits.
Exhibit 10.1

Loan and Security Agreement dated April 14, 2006 among Applied LNG Technologies USA, L.L.C., Arizona LNG, L.L.C., Fleet Star, Inc., Alternative Fuels Technologies, LLC, and Renewable Alternative Fuels, LLC (Borrowers) and FCC, LLC, d/b/a/ First Capital.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of August, 2006.

Apollo Resources International, Inc.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer