Form 10QSB
period 2006-09-30
APOLLO RESOURCES INTERNATIONAL INC
filed 2006-11-21
CIK 1048237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of November 14, 2006 there were 204,629,840 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

For the Three and Nine Month Periods Ended September 30, 2005

Apollo Resources International, Inc. (the “Company”) hereby amends Part I, Items 1, 2 and 3 of its quarterly report on Form 10-QSB for the three and nine month periods ended September 30, 2005. These amendments address the Company’s adoption of statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), the recording of the acquisitions of BC&D Oil and Gas Corporation (“BC&D”) and OGC Pipeline, LLC (“OGC”) at historical cost, the reclassification of direct expenses related to offering costs associated with the Company’s Regulation S common stock offering, the reversal of expenses recorded in relation to the Company’s private placement memorandum, the recording of warrants, and the rescinding of its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005.

Upon adoption of SFAS No. 143, the Company has restated its financial statements to reflect the inclusion of asset retirement obligations of approximately $1.1 million.  The Company incurred an additional net loss of $19,093 and $57,279 related to depreciation expense on the asset and $10,083 and $30,249 related to accretion of discount pertaining to the liability for the three and nine months ended September 30, 2005.

The Company has amended its September 30, 2005 financial statements to reflect the acquisition of BC&D in October of 2004 and the acquisition of OGC in February of 2005 using the carryover basis of accounting under the guidance in Statement of Financial Accounting Standards No. 141. Therefore, the property, plant and equipment originally recorded at fair market value has been amended to reflect a reduction of assets of approximately $6.3 million related to the BC&D assets and approximately $5.8 million related to the OGC assets with a corresponding reduction of additional paid-in capital.

In addition, we have made an amendment to our September 30, 2005 financial statements related to certain offering costs associated with our offering of common stock to foreign investors under Regulation S. These offering costs relate to brokerage fees associated with each individual sale which were initially recorded as selling, general and administrative expenses. Per the guidance of generally accepted accounting principles, the Company has reclassified approximately $0.8 million and $2.7 million from selling, general and administrative expense to additional paid-in capital for the three and nine months ended September 30, 2005.

The Company has also amended its September 30, 2005 financial statements to reclassify expenses related to the sale of the Company’s common stock through its private placement memorandum. Originally the Company had recorded an expense for the difference between the market price per share on the date of the sale and the discounted price at which the stock was sold.  The majority of the Company’s common stock was sold at a discount to market value based on the terms of the Company’s private placement memorandum. The Company took into consideration the accounting treatment of other companies with like transactions and has determined that the discounted price was representative of the market price when taking into consideration the restrictive nature of the common stock being sold. Therefore, the Company has reclassified approximately $0.7 million and $2.3 million from selling, general and administrative expense to additional paid-in capital for the three and nine months ended September 30, 2005.

The Company amended its September 30, 2005 financial statements for the fair value of warrants issued with convertible debt.  The initial fair value of $2.1 million has been reclassified from additional paid-in capital to a liability account.  At September 30, 2005 the warrants had a fair value of $1.5 million.  The Company recorded a gain of $0.6 million related to the adjustment of the warrants to fair value.

Please see footnote 1 to the Company’s consolidated financial statements for a detailed discussion of its decision to rescind its stock sale transaction with JSC Kaliningradneft.

The following table illustrates the change to the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2005 related to the notes above.

		Previously
	As Restated	Reported
Property and equipment, net	$5,331,289	$16,420,079
Total assets	$11,372,675	$22,694,441
Asset retirement obligations-short term	$41,386	$—
Asset retirement obligations	$1,141,135	$—
Derivative liabilities	$1,500,000	$—
Additional paid in capital	$26,503,975	$45,663,972
Accumulated deficit	$(13,119,578)	$(18,339,527)
Total stockholders’ equity	$3,011,387	$16,951,435

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
		Previously		Previously
	As Restated	Reported	As Restated	Reported
Selling, general and administrative	$8,813,088	$10,504,361	$13,336,102	$18,419,179
Gain on derivatives	$627,907	$—	$627,907	$—
Net loss	$(8,990,367)	$(10,838,391)	$(11,489,518)	$(16,729,346)

For December 31, 2005 and the year then ended

The restatements noted above also impacted the December 31, 2005 financial statements.  As a result, the Company hereby amends Part II, Item 7 of its annual report filed on form 10-KSB for the year ended December 31, 2005.  A summary of the impact of the items noted above on the December 31, 2005 financial statements follows:

		Previously
	As Restated	Reported
Property and equipment, net	$25,423,982	$24,612,083
Total assets	$71,839,817	$71,049,615
Derivative liabilities	$837,209	$—
Additional paid in capital	$56,636,831	$63,350,615
Accumulated deficit	$(28,321,460)	$(34,973,382)
Total stockholders’ equity	$44,150,403	$44,197,410

	Year Ended
	December 31, 2005
		Previously
	As Restated	Reported
Selling, general and administrative	$27,508,659	$32,883,002
Gain on derivatives	$1,290,698	$—
Net loss	$(26,691,400)	$(33,343,789)

The significant changes in the Company’s amendment are described in the following paragraphs.

The portion of the amendment to our December 31, 2005 financial statements relating to certain offering costs associated with our offering of common stock to foreign investors under Regulation S amounted to $2.9 million.  This amount was reclassified from selling, general and administrative expense to additional paid-in capital.

The reclassification of expenses from selling, general and administrative expense to additional paid-in capital related to the sale of the Company’s common stock through its private placement memorandum amounted to $2.4 million for the year ended December 31, 2005.

The warrant liability of $2.1 million transferred from additional paid-in capital in the amendment of the financial statements as of September 30, 2005 was adjusted to market at December 31, 2005.  This adjustment was a reduction of the liability in the amount of $1.3 million along with a corresponding gain on derivatives.

APOLLO RESOURCES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,002,359	$2,400,457
Trade accounts receivable, net of $164,667 and $0 allowances at September 30, 2006 and December 31, 2005, respectively	5,157,817	3,646,097
Accounts receivable other	33,614	626,273
Accounts receivable working interest owners	419,947	183,559
Prepaid expenses and current deposits	22,889,792	2,325,083
Marketable securities	894,069	—
Inventory	1,190,072	685,660
Notes receivable	3,764,171	—
Other current assets	422,285	718,937
Total Current Assets	35,774,126	10,586,066
Property and equipment, net	44,607,335	25,423,982
Goodwill	31,035,021	30,601,554
Deposits	3,360,000	3,360,000
Investment in joint ventures	42,856,395	230,000
Deferred financing costs	2,588,703	—
Other assets	835,204	1,638,215
	$161,056,784	$71,839,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$9,606,924	$6,495,562
Shares payable—acquisition	—	4,210,248
Royalty payable	826,200	772,350
Payables to related parties	510,429	503,056
Leases payable	—	346,071
Notes payable—short-term	8,039,572	2,428,952
Derivative liabilities	5,465,104	837,209
Asset retirement obligations—short-term	58,100	58,512
Other current liabilities	72,242	—
Total Current Liabilities	24,578,571	15,651,960
Notes payable	28,344,443	10,267,618
Asset retirement obligations	1,657,571	1,613,275
Other long-term liabilities	—	156,561
Total Liabilities	54,580,585	27,689,414

Minority interest	28,764,544	—

Stockholders' Equity:
Preferred stock Series A, $1.00 par; 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at June 30, 2006	12,500,000	12,500,000
Preferred stock Series B, $1.00 par; 8.5% cumulative non-voting convertible; 12,500,000 shares authorized and outstanding at June 30, 2006	12,500,000	12,500,000
Common stock, $.001 par value; 500,000,000 shares authorized; 202,931,911 and 154,450,740 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	202,932	154,451
Additional paid-in capital	150,397,961	56,636,831
Accumulated other comprehensive income	350,146	—
Accumulated deficit	(91,756,697)	(28,321,460)
Common stock issued for future services	(6,482,687)	(9,319,419)
Total Stockholders' Equity	77,711,655	44,150,403
	$161,056,784	$71,839,817

See accompanying notes to consolidated financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated

Revenue	$18,161,494	$89,983	$37,728,323	$280,341
Cost of sales	19,308,521	332,910	41,059,138	585,842
Gross profit (loss)	(1,147,027)	(242,927)	(3,330,815)	(305,501)
Selling, general and administrative	19,739,001	8,813,088	45,036,242	13,336,102
Operating loss	(20,886,028)	(9,056,015)	(48,367,057)	(13,641,603)

Other income (expense), net:
Interest expense	(7,999,704)	(453,355)	(11,867,513)	(625,178)
Financing expense	(6,299,342)	—	(9,611,342)	—
Gain on derivatives	26,601,957	627,907	27,288,071	627,907
Gain on sale of assets	1,004,727	—	1,692,569	—
Loss on marketable equity securities	(892,070)	—	(398,989)	—
Minority interest	(28,543,004)	—	(22,282,615)	—
Other, net	20,163	(108,904)	111,639	(33,330)
Loss from operations before income tax	(36,993,301)	(8,990,367)	(63,435,237)	(13,672,204)
Income tax	—	—	—	—
Loss before extraordinary item	(36,993,301)	(8,990,367)	(63,435,237)	(13,672,204)

Extraordinary item:
Gain on extinguishment of debt, net of tax	—	—	—	2,182,686
Net loss	$(36,993,301)	$(8,990,367)	$(63,435,237)	$(11,489,518)

Basic and diluted earnings (loss) per share:
Loss before extraordinary item	$(.19)	$(.11)	$(.36)	$(.25)
Extraordinary item	—	—	—	.04
Net loss	$(.19)	$(.11)	$(.36)	$(.21)

Weighted average shares:
Basic and diluted	198,001,096	81,056,761	178,217,458	54,926,122

See accompanying notes to consolidated financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Shares	Preferred Stock Series A and B	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Common Stock Issued for Future Services	Totals

Balance December 31, 2005—Restated	154,450,740	$25,000,000	$154,451	$56,636,831	$——	$(28,321,460)	$(9,319,419)	$44,150,403

Common stock issued in private equity sales	38,022,689	—	38,022	9,613,006	—	—	—	9,651,028
Common stock issued for services	2,572,761	—	2,573	1,154,155	—	—	2,836,732	3,993,460
Common stock issued from exercise of warrant	273,910	—	274	99,722	—	—	—	99,996
Common stock issued to retire debt	7,275,789	—	7,276	1,901,909	—	—	—	1,909,185
Common stock issued for employee compensation, net of cancellations	102,222	—	102	38,698	—	—	—	38,800
Common stock issued in litigation settlement	120,000	—	120	50,280	—	—	—	50,400
Common stock issued to acquire assets	213,800	—	214	113,091	—	—	—	113,305
Common stock issued for investment in joint venture	250,000	—	250	124,750	—	—	—	125,000
Common stock cancelled for collateral, net of issuances	(350,000)	—	(350)	(59,150)	—	—	—	(59,500)
Adjustment related to acquisition	—	—	—	(52,359)	—	—	—	(52,359)
Unrealized gain on marketable securities	—	—	—	—	350,146	—	—	350,146
Capital from minority shareholders	—	—	—	80,777,028	—	—	—	80,777,028
Net and comprehensive loss	—	—	—	—		(63,435,237)	—	(63,435,237)
Balance September 30, 2006	202,931,911	$25,000,000	$202,932	$150,397,961	$350,146	$(91,756,697)	$(6,482,687)	$77,711,655

See accompanying notes to consolidated financial statements.

APOLLO RESOURCES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
		Restated
Cash Flows from Operating Activities:
Net loss	$(63,435,237)	$(11,489,518)
Non-cash items included in net income (loss):
Depreciation, amortization and depletion	5,243,140	213,852
Accretion of discount on asset retirement obligations and convertible notes	1,325,134	207,575
(Gain) on sale of assets	(687,842)	—
Warrant expense	9,618,157	1,507,201
Common stock issued for services	4,793,460	3,659,339
Common stock issued for compensation	16,779,700	4,893,828
(Gain) on derivatives	(27,288,071)	(627,907)
Gain on litigation settlement	—	(497,430)
Amortization of debt discount and debt issuance costs	6,717,147	—
Loss (gain) on extinguishment of debt	389,792	(2,182,686)
Minority interest	22,282,615	—
Other	30,398	(30,663)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in:
Accounts receivable	(1,259,711)	15,611
Notes receivable	(3,764,171)	—
Prepaid and other assets	(57,990)	(228,844)
Inventory	(504,412)	—
Other current assets	349,763	—
Increase (decrease) in:
Accounts payable and accrued expenses	(223,408)	620,365
Advances from related party	7,373	—
Other current liabilities	72,242	—
Net cash used in operating activities	(29,611,921)	(3,939,277)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	—	10,374
Purchase of marketable securities	(1,595,303)	—
Investments in joint ventures	(27,042,001)	—
Purchase of property, plant and equipment	(15,632,243)	(153,401)
Proceeds from sale of assets	875,000	—
Net cash used in investing activities	(43,394,547)	(143,027)

Cash Flows From Financing Activities:
Proceeds from notes payable	90,285,339	3,112,005
Proceeds from sale of common stock	10,979,623	2,462,163
Proceeds from related party notes	235,167	—
Advances (repayments) line of credit, net	1,362,363	(261,127)
Repayments of notes and capital leases payable	(27,802,289)	(1,253,591)
Cash paid for debt issuance costs	(3,451,833)	—
Net cash provided by financing activities	71,608,370	4,059,450

Net decrease in cash	(1,398,098)	(22,854)
Cash and cash equivalents: Beginning of year	2,400,457	56,018
End of period	$1,002,359	$33,164

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose — Apollo Resources International, Inc. (the “Company”) was incorporated on July 9, 1997 under the laws of the State of Utah. Effective October 28, 2004, the Company executed a share exchange agreement, in which the Company acquired an oil and natural gas production company. With this acquisition the Company changed its primary business focus to oil and natural gas production. Subsequent acquisitions and ventures have added oil and natural gas transportation via the acquisition of pipelines, developed an alternative fuels segment focused on the production and sale of biodiesel fuel, and the production and distribution of liquefied natural gas (“LNG”).

Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The following relates to the 2005 financial presentation. Results of operations for the Company’s gas pipeline transmission company OGC Pipeline, LLC (“OGC”) have been consolidated since February 7, 2005 the effective date of the acquisition. Results of operations of Earth Biofuels, Inc. (“Earth”) have been consolidated since the Company acquired an 80% interest on August  19, 2005. The Company initially acquired a 50% interest in Earth on February 25, 2005 and was accounted for under the equity method from such date until  August 19, 2005, when an additional 30% ownership interest was acquired. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. (“Meadows Springs”) whereby the Company contributed its 80% interest in Earth in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange, the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth remains an indirect subsidiary of the Company. As of September 30, 2006, the Company owned 129,381,182 shares of common stock of Earth representing a 59.06% majority ownership. Results of operations for the Company’s LNG businesses, Applied LNG Technologies USA, LLC (“ALT”), TxHLDM, Inc. and its wholly-owned subsidiary, Arizona LNG, LLC (“Arizona LNG”), have been consolidated since November 30, 2005 the effective date of the acquisition. The Company’s other oil and natural gas production company, Mountain States Petroleum Corporation (“Mountain States”), has been consolidated since November 30, 2005, the effective date of the acquisition.

The following relates to the 2006 financial presentation.  On May 12, 2006 the Company entered into a Securities Purchase Agreement with Siam Imports, Inc. (“Siam”) whereby the Company sold its wholly-owned subsidiary, Apollo Drilling Company, LLC, to Siam in exchange for 13,700,000 shares of common stock of Siam. As a consequence of the Securities Purchase Agreement, the Company maintained a controlling interest in Siam of approximately 91.70% and Apollo Drilling Company, LLC remains an indirect subsidiary of the Company. Subsequent to the third quarter, Siam changed its name to Apollo Drilling, Inc. (“Apollo Drilling”).  As of September 30, 2006, the Company owned 19,900,000 shares of common stock of Apollo Drilling, representing an 82.06% majority ownership.

Reclassifications—Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

Restatement of September 30, 2005 and December 31, 2005 Financial Statements—Apollo Resources International, Inc. (the “Company”) has amended its financial statements as of September 30, 2005 and for the periods of three and nine months then ended. These amendments address the Company’s adoption of statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), the recording of the acquisitions of BC&D Oil and Gas Corporation (“BC&D”) and OGC Pipeline, LLC (“OGC”) at historical cost, the reclassification of direct expenses related to offering costs associated with the Company’s Regulation S common stock offering, the reversal of expenses recorded in relation to the Company’s private placement memorandum, the recording of warrants, and the rescinding of its stock sale agreement with JSC Kaliningradneft executed on March 22, 2005.

Upon adoption of SFAS No. 143, the Company has restated its financial statements to reflect the inclusion of asset retirement obligations of approximately $1.1 million.  The Company incurred an additional net loss of $19,093 and $57,279 related to depreciation expense on the asset and $10,083 and $30,249 related to accretion of discount pertaining to the liability for the three and nine months ended September 30, 2005.

The Company has amended its September 30, 2005 financial statements to reflect the acquisition of BC&D in October of 2004 and the acquisition of OGC in February of 2005 using the carryover basis of accounting under the guidance in Statement of Financial Accounting Standards No. 141. Therefore, the property, plant and equipment originally recorded at fair market has been amended to reflect a reduction of assets of approximately $6.3 million related to the BC&D assets and approximately $5.8 million related to the OGC assets with a corresponding reduction of additional paid-in capital.

In addition, we have made an amendment to our September 30, 2005 financial statements related to certain offering costs associated with our offering of common stock to foreign investors under Regulation S. These offering costs relate to brokerage fees associated with each individual sale which were initially recorded as selling, general and administrative expenses. Per the guidance of generally accepted accounting principles, the Company has reclassified approximately $0.8 million and $2.7 million from selling, general and administrative expense to additional paid-in capital for the three and nine months ended September 30, 2005.

The Company has also amended its September 30, 2005 financial statements to reclassify expenses related to the sale of the Company’s common stock through its private placement memorandum. Originally the Company had recorded an expense for the difference between the market price per share on the date of the sale and the discounted price at which the stock was sold.  The majority of the Company’s common stock was sold at a discount to market value based on the terms of the Company’s private placement memorandum. The Company took into consideration the accounting treatment of other companies with like transactions and has determined that the discounted price was representative of the market price when taking into consideration the restrictive nature of the common stock being sold. Therefore, the Company has reclassified approximately $0.7 million and $2.3 million from selling, general and administrative expense to additional paid-in capital for the three and nine months ended September 30, 2005.

The Company has amended its September 30, 2005 financial statements for the fair value of warrants issued with convertible debt.  The value of $2.1 million has been reclassified from additional paid-in capital to a liability account.  At September 30, 2005 the warrants had a fair value of $1.5 million.  The Company recorded a gain of $0.6 million related to the adjustment of the warrants to fair value.

The following table illustrates the change to the Company’s financial statements for the three and nine month periods ended September 30, 2005 related to the notes above.

		Previously
	As Restated	Reported
Property and equipment, net	$5,331,289	$16,420,079
Total assets	$11,372,675	$22,694,441
Asset retirement obligations-short term	$41,386	$—
Asset retirement obligations	$1,141,135	$—
Derivative liabilities	$1,500,000	$—
Additional paid in capital	$26,503,975	$45,663,972
Accumulated deficit	$(13,119,578)	$(18,339,527)
Total stockholders’ equity	$3,011,387	$16,951,435

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
		Previously		Previously
	As Restated	Reported	As Restated	Reported
Selling, general and administrative	$8,813,088	$10,504,361	$13,336,102	$18,419,179
Gain (loss) on derivatives	$627,907	$—	$627,907	$—
Net loss	$(8,990,367)	$(10,838,391)	$(11,489,518)	$(16,729,346)

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

The restatements noted above also impacted the December 31, 2005 financial statements.  As a result, the Company hereby amends Part II, Item 7 of its annual report filed on form 10-KSB for the year ended December 31, 2005.  A summary of the impact of the items noted above on the December 31, 2005 financial statements follows:

		Previously
	As Restated	Reported
Property and equipment, net	$25,423,982	$24,612,083
Total assets	$71,839,817	$71,049,615
Derivative liabilities	$837,209	$—
Additional paid in capital	$56,636,831	$63,350,615
Accumulated deficit	$(28,321,460)	$(34,973,382)
Total stockholders’ equity	$44,150,403	$44,197,410

	Year Ended
	December 31, 2005
		Previously
	As Restated	Reported
Selling, general and administrative	$27,508,659	$32,883,002
Gain on derivatives	$1,290,698	$—
Net loss	$(26,691,400)	$(33,343,789)

The significant changes in the Company’s amendment are described in the following paragraphs.

The portion of the amendment to our December 31, 2005 financial statements relating to certain offering costs associated with our offering of common stock to foreign investors under Regulation S amounted to $2.9 million.  This amount was reclassified from selling, general and administrative expense to additional paid-in capital.

The reclassification of expenses from selling, general and administrative expense to additional paid-in capital related to the sale of the Company’s common stock through its private placement memorandum amounted to $2.4 million for the year ended December 31, 2005.

The warrant liability of $2.1 million transferred from additional paid-in capital in the amendement of the financial statements as of September 30, 2005 was adjusted to market at December 31, 2005.  This adjustment was a reduction of the liability in the amount of $1.3 million.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at September 30, 2006 and the results of operations and changes in cash flows for the three and nine months periods ended September 30, 2006. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry.  These policies are summarized below.

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

Oil and Gas Properties— The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs.  No costs related to production, general corporate overhead, or similar activities have been capitalized. At September 30, 2006 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves.

SFAS 144—In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Business Combinations—Business combinations are accounted for using the purchase method. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination. If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts — Allowance for doubtful accounts is established through a provision for bad debts charged to expense.  Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collection of the account is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the future collection of accounts, prior loss experience and current economic conditions.  The Company has recorded an allowance of $164,667 at September 30, 2006.

Accounts Receivable Working Interest Owners— The Company previously advanced funds to working interest owners.  As net royalties are earned, the working interest owners are reducing their receivable on a quarterly basis. The working interest owners receive 54% of the revenue and are billed 54% of the direct expenses. As of September 30, 2006 the working interest owners owed the Company approximately $419,947.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument.  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  At September 30, 2006, the Company had $1,002,359 in bank deposit accounts, of which $486,544 was in excess of the federally insured limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Marketable Equity Securities — Marketable equity securities consist of financial instruments purchased in open market transactions by the Company, are subject to the general volatility of financial markets.  These financial instruments have been classified as available-for-sale in accordance with the provisions of SFAS No. 114, “Accounting for Certain Investments in Debt and Equity Securities”.  Accordingly, the gain calculated upon adjustment to market at September 30, 2006 of $350,146 has been excluded from earnings and recorded in a separate component of stockholders’ equity.

Prepaid expenses and current deposits— Prepaid expenses and current deposits of approximately $22.9 million consisted of $20.5 million of prepaid services, $1.3 million of prepaid feedstock and  $0.5 million of LNG gas balancing deposits related to its LNG operations, $0.2 million for an escrow deposit to pay unsettled property taxes related to the sale of pipeline easements, and $0.4 million of general prepaid corporate expenses.

The Company also had approximately $3.4 million of deposits classified as long-term assets at September 30, 2006 which consisted of 12,000,000 shares of the Company’s common stock issued to BC&D for collateral on a line of credit.

Inventory — Inventory balance at September 30, 2006 was $1,190,072, consisting of drilling rig equipment totaling $451,500, biodiesel fuel and products purchased for resale totaling $252,638, inventory related to LNG in storage of $13,625 and LNG equipment inventory totaled $472,309.

Goodwill— Goodwill recorded on the Company’s balance sheet reflects the purchase price of the Company’s acquisitions exceeding the fair market value of the net assets. At September 30, 2006 the Company had recorded $22.6 million of goodwill related to its acquisition of its LNG businesses and its oil and gas production company, Mountain States. The remaining $8.5 million of goodwill relates to the acquisition of Earth and its subsequent acquisition of Distribution Drive in November of 2005.

Stock Options— The Company grants incentive and non-qualified stock options and has reserved 23,282,000 shares of common stock for issuance under its stock option plans. The majority of the options granted become exercisable at the date of grant, and generally expire three years after the date of grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R).  Based on this statement, compensation cost is recorded based on the fair value on the grant date of stock options granted to employees.   The adoption of SFAS 123(R) did not have a material impact of the financial statements of the Company.

The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Through September 30, 2006, there have been no significant grants to non-employees.

Revenue — Oil and natural gas production revenue is recognized at the time and point of sale after the product has been extracted from the ground. Revenue from pipeline rental fees for natural gas transmission is based on volume of Mcf of natural gas metered monthly. Revenue from product sales of biodiesel fuel and other sales related to service station operations are point of sale transactions. The Company uses the sales method of accounting for LNG revenues. Under this method, revenues are recognized based on actual volumes of LNG sold to customers.

Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.  The following is a summary of comprehensive income for the periods of three and nine months ended September 30, 2006 ond 2005, respectively:

	Period of Three Months Ended		Period of Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net loss	$(36,993,301)	$(8,990,367)	$(63,435,237)	$(11,489,518)
Other Comprehensive Income:
Unrealized gain on Marketable Securities	350,146	—	350,146	—
Comprehensive loss	$(36,643,155)	$(8,990,367)	$(63,085,091)	$(11,489,518)

Earnings per Share— Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share are based on the weighted average shares outstanding. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants.  Since the impact of including the effect of such items as stock options and warrants would be antidilutive, there is not a diluted earnings (loss) per share calculation.  The following table summarizes the outstanding instruments that would have been included in the diluted earnings (loss) per share calculation:

Item	September 30, 2006	September 30, 2005
Options and warrants	31,928,244	80,875
Convertible notes	5,829,728	1,378,755
Convertible preferred stock	5,000,000	—

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6.2 million which expire in years 2013 through 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation allowance against the full amount of net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, the realization of these net operating losses is not assured beyond a reasonable doubt.

Recent Accounting Pronouncements—The FASB has issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This pronouncement will have no impact on the Company since the Company has no defined benefit or other postretirement plans.

The FASB has issued staff position 19-1, “Accounting for Suspended Well Costs”.  This staff position applies to the expensing of capitalized exploratory well costs.  Since the Company uses the full cost method of accounting for oil and gas operations, this pronouncement has no affect.

2.  GOING CONCERN AND MANAGEMENT’S PLANS

For the nine month period ended September 30, 2006, the Company recorded a net loss of $63.4 million. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses aggregating $91.8 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. The Company has completed recent financings, described above, to help fund its working capital needs. As of September 30, 2006, the Company continued to seek other financing from private placements, convertible debt instruments and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and biodiesel and LNG production and sales. The Company has implemented cost saving measures, primarily in its oil and gas operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which the Company currently operates.  The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Leasehold improvements	5-7 Years
Furniture, fixtures and computer equipment	3-5 Years
Machinery and equipment	5-7 Years
Gas plant	7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	September 30, 2006	December 31, 2005 (Restated)
Land	$685,543	$221,841
Building	280,407	213,842
Machinery and equipment	17,269,626	13,592,084
Office furniture and fixtures and computer equipment	647,362	242,199
LNG and biodiesel plants	22,432,000	8,425,426
Pipeline easements	1,759,984	2,172,142
Capitalized asset retirement cost	1,608,570	1,608,570
Vehicles	541,778	213,844
Leasehold improvements	275,741	3,216
	45,501,011	26,693,164
Less accumulated depreciation	11,656,437	9,350,164
Sub total	33,844,574	17,343,000

Oil & gas leases	15,162,702	9,356,219
Less accumulated depletion	4,399,941	1,275,237
Net oil and gas leases	10,762,761	8,080,982
Total property, plant and equipment—net	$44,607,335	$25,423,982

Depreciation, amortization and depletion expense for the three and nine months ended September 30, 2006 was $2,495,808 and $5,243,140, respectively. At September 30, 2006 $3,124,704 of depletion was recorded using the units-of-production method on the Company’s only cost center consisting of oil and gas properties in the Four Corners area of New Mexico, Arizona and Utah.

At September 30, 2006 the Company had no capitalized costs of unproved properties and major development projects excluded from capitalized costs being amortized under the full cost method of accounting for oil and gas properties.

4.  INVESTMENTS IN JOINT VENTURES

On April 24, 2006, Earth entered into a letter of intent with HPS Development, L.L.C., which contemplates a joint venture in which a newly created limited liability company (New Orleans Facility) will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans. On June 13, 2006, Earth entered into a new letter of intent with HPS Development, which replaced the April letter of intent in its entirety and made a deposit in the amount of $7,000,000.  As contemplated by the letter of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery.  Earth will acquire a 50% interest in the operating company in exchange for the payment of $50,000,000 and the issuance of 5,829,005 shares of Earth’s common stock to HPS Development.  As of September 30, 2006 the total investment was $25,066,996.

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplates a joint venture in which a newly created company will own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas.  The fuel produced by this facility will be sold under the “BioWillie” brand name to local markets and other areas of Texas.  As contemplated by the letter of intent, Vertex Energy will acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility.  Earth will acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of Earth’s common stock to Vertex Energy.  The facility will then be converted into a biodiesel production facility.  Pursuant to the letter of intent dated May 2, 2006, Earth has deposited $500,000 of the purchase price with Vertex Energy.  The deposit will reduce the purchase price payable at closing or will be refunded by Vertex if Earth cannot agree on definitive documents.  In the event the parties execute definitive documents and the transaction closes, the letter of intent provides that Vertex Energy will have an option, exercisable on the 180th day after the closing, to require Earth to repurchase the 1,500,000 shares of its common stock issued to Vertex Energy in the closing for a purchase price of $2,000,000.  Earth’s rights and obligations set forth in the non-binding letter of intent are subject to the negotiation and execution of definitive documentation.  Earth can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.  As of September 30, 2006, the total investment was $3,524,000 relating to Vertex.

On June 7, 2006, Earth entered into a letter of intent, with  DFI Group, Inc. and Albermarle Bio-Refinery, Inc., which contemplates a joint venture in which Albermarle Bio-Refinery will convert into a limited liability company and own and operate an ethanol facility in Martin County, North Carolina.  In connection with the non-binding letter of intent, Earth has loaned an aggregate of $2,000,000 to Albermarle Bio-Refinery, Inc. as of the quarter ended September 30, 2006 for the purposes of acquiring 51% investment in a 50-million gallon ethanol production plant in Jamesville, NC.  The note bears interest at 4.85% and matures one year from the date of the note.  Principal and accrued interest are due at maturity.  Upon the closing of the transaction, the notes will automatically convert into equity of the new operating company and the purchase price payable by Earth will be reduced by the amount of any remaining principal and accrued and unpaid interest.  As of September 30, 2006 the total investment was $5,150,000.

On September 21, 2006 Earth invested $5,000,000 for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a jointly-owned biodiesel plant with an annual capacity of 45 million gallons.  Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some potion of the biodiesel production output of the plant.  Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

5.  ROYALTY PAYABLE

The Company has various royalty arrangements with non-working interest owners.  As of September 30, 2006 the Company owed royalties of $826,200 to non-working interest owners.

6.  NOTES PAYABLE

At September 30, 2006 the Company maintained notes payable due to secured lenders and to various investors. All notes having a maturity date of less than twelve months are classified as current liabilities.

Lender	Maturity Date	Interest Rate	Original Principal Amount September 30, 2006	Original Principal Amount December 31, 2005
Jimmy Brown	On Demand	13.00%	$200,000	$200,000
JPB Resources, Inc.	—	13.00%	—	50,000
JPB Resources, Inc.	—	11.00%	—	100,000
Dennis Lueng	On Demand	6.00%	10,000	10,000
Peter Knollenberg	On Demand	6.00%	150,000	150,000
TelcoEnergy Corporation	On Demand	6.00%	179,000	179,000
West Texas National Bank	2/1/2007	Prime +3%	726,263	—
Convertible Notes OGC (2)	On Demand	10.00%	575,907	575,907
Navistar Financial Corporation	10/27/2007	8.50%	28,568	49,345
Convertible notes (1)	12/31/2007	8.00%	320,943	1,297,674
Argyll Equities, LLC	2/8/2009	7.50%	330,720	—
Greenwich Power Ltd.(5)	5/31/2011	7.00%	8,000,000	—
Greenwich Power Ltd.	On Demand	7.00%	1,000,000	—
Oliver Kendall Kelley	4/1/2011	8.50%	5,000,000	6,000,000
Jack B. Kelley, Inc.	9/20/2011	7.50%	1,241,568	4,041,620
First Capital — revolving line of credit	4/13/2009	***	1,362,364	—
First Capital - term	4/13/2011	***	4,639,579	—
Neptune Leasing, Inc.	12/31/2006	8.00%	400,000	—
Bruce Ivey	3/31/2010	7.00%	36,887	43,024
First Capital - term	12/20/2006	Prime +3%	1,000,000	—
Group of eight institutional investors (3)	12/31/2011	8.00%	52,500,000	—
Excaliber Limited Partnership (4)	12/31/2011	8.00%	600,000	—
Whalehaven capital fund (4)	12/31/2011	8.00%	500,000	—
Other			2,859	—
Less Discount			(42,420,643)	—
Total notes payable			36,384,015	12,696,570
Less short-term portion of notes payable			8,039,572	2,428,952
Long-term portion of notes payable			$28,344,443	$10,267,618

***      Greater of 7.0% or prime + 1.5%

(1)             On June 30, 2005, the Company entered into (and on July 7, 2005 completed the transaction contemplated by a Note and Warrant Purchase Agreement with certain investors, pursuant to which the Company issued $3,000,000 principal amount of 8% Secured Convertible Promissory Notes and related securities. Pursuant to the Note and Warrant Purchase Agreement, the Company sold to the investors an aggregate of $3,000,000 principal amount of 8% secured convertible promissory notes, together with warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock, and an additional investment right entitling the holders to purchase from the Company up to an additional $3,000,000 of 8% secured convertible promissory notes and warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock. These notes are secured by a continuing security interest in certain of the Company’s assets pursuant to the terms of a security agreement among the Company and its wholly owned subsidiaries BC&D and OGC, and the investors. These notes are recorded at their fair value based on the allocation of the fair value of the convertible notes and related warrants. The notes accrete interest until maturity or conversion by the investors. Additional terms of the 8% secured convertible notes include:

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

(3)             On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of Earth’s common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of Earth’s common stock to the investors and five-year warrants to purchase 1,357,759 shares of Earth’s common stock to its placement agent, at $2.90 per share. At the date of issuance the warrants had a relative fair value of $18,808,359, and Earth recognized a beneficial conversion feature in the amount of $42,906,599 based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $678,245 for the quarter ended September 30, 2006.  Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on its $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

(4)             On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Eartrh issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of Earth’s common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in March, 2007.  In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

(5)             On July 21, 2006, the Company entered into a securities purchase agreement with Greenwich Power, Ltd whereby the Company received $8,000,000 before payment of commissions and expenses, in exchange for $8,000,000 notes (the “Notes”), bearing interest at 7% and maturing on May 31, 2011.  The Notes are exchangeable at a price of $1.00 per share into company-owned shares of common stock of Earth at a price of $1.00 per share. This agreement contains a detachable and separate right to an option to purchase, from the Company, an additional 8,000,000 shares of common stock of Earth owned by the Company.

7.  WARRANTS AND DERIVATIVES

 Warrants —The warrants for 12,000,000 shares issued in connection with the $3.0 million convertible debt issuance had an original exercise price of $0.30 per share, and expire in June, 2010. Per the terms of the warrants, the Company has adjusted the warrant price to $.25 due to the Company’s sale of stock at that price subsequent to the issuance of the warrants.  In July of 2006, 600,000 of these warrants were exercised via the cashless exercise option. At the date of issuance, June 30, 2005, these warrants had a fair value of $.61 based on the Black-Scholes option pricing model.

As of May 1, 2006, the Company issued additional warrants to the investors that participated in the $3.0 million, June 30, 2005, private placement. In total, the Company issued warrants to purchase an aggregate of 4,000,000 shares of its common stock. These warrants contain the same attributes as the original warrants to purchase an aggregate of 12,000,000 million shares of the Company’s common stock issued on June 30, 2005. The 4,000,000 warrants have an exercise price of $0.30 per share, and expire in May, 2011.  At the date of issuance, May 1, 2006, these warrants had a fair value of $.83 based on the Black-Scholes option pricing model.  These warrants were issued as consideration for penalties related to the Company’s non compliance, regarding the timing of the effective date of the Company’s registration statement.

The warrant exercise price for both of the above issuances is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial exercise price of $0.30 per share. The warrants include a “cashless exercise” feature, which permits the holder to exercise the warrants by surrender of a portion of the warrants. The cashless exercise feature is available to the holder, if at the time of exercise, there is not in effect a registration statement covering the shares underlying the warrants.

On July 25, 2006, the Company issued a warrant for 16,447,369 shares of its common stock to an accredited investor who also purchased 13,157,895 shares of the Company’s common stock.  These warrants have an exercise price of $0.38 per share, and expire in July, 2011.  At the date of issuance, July 25, 2006, this warrant had a fair value of $.38 per share based on the Black-Scholes option pricing model using the following assumptions:

Warrants	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Years)
16,447,369	0%	143.37%	4.50%	5

Derivatives—The Company evaluated the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS No. 133”), and EITF 00-19, for all its issuances of convertible debt and warrants. The Company concluded that provisions of Earth’s convertible debt issuances were required to be accounted for as derivatives during the second quarter of fiscal 2006.   The Company determined that the conversion features and the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities in the second quarter.  The Company recorded the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability for the second quarter.  Certain convertible debt of Earth was converted on August 4, 2006, and the remaining instruments were repaid with the proceeds from the July 24, 2006 issues.  Based on the companies analysis and application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities “ (“SFAS No. 133”), there are no derivatives or liabilities necessary to be recorded by Earth for the third quarter security issues, and as a result the prior derivative liability was reversed as appropriate.

Based on the guidance in SFAS No. 133 and EITF 00-19, the Company concluded that each of the warrants was required to be accounted for as derivatives.  The convertible debt, which can be converted into free trading stock was not determined to have an embedded derivative.  The Company determined that the conversion feature of the warrants met the attributes of a liability and therefore recorded the fair value of the warrants as current liabilities.  The Company is required to record the change in fair value in operations as “Gain (loss) on derivatives.”

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet and statement of operations as of September 30, 2006 is as follows:

		Fair Value of		Gain/(Loss)
		Warrants at Date	Fair Value of	Period of Three	Period of Nine
Shares Represented		of Issuance or	Warrants at	Months Ended	Months Ended
by Warrants	Company	June 30, 2006**	September 30, 2006	September 30, 2006	September 30, 2006

14,642,243	Earth	$22,805,483	$0	$22,805,483	$22,404,620
11,400,000	Apollo	$1,330,237	$762,210	$568,027	$(24,996)
4,000,000	Apollo	$1,632,000	$920,000	$712,000	$2,392,000
16,447,369	Apollo	$6,299,342	$3,782,895	$2,516,447	$2,516,447
				$26,601,957	$27,288,071

**             The latest date used for the calculation of any gain or loss in the current quarter

8.  EQUITY TRANSACTIONS

A summary of the Apollo Resources, Intenational common stock transactions completed during the nine months ended September 30, 2006 follows:

Sold 38,022,704 shares of its common stock, via private placement, at prices ranging from $0.25 to $0.99 per share to accredited investors. The aggregate purchase price was $9,651,028.

Issued 2,572,761 shares of its common  stock to consultants, in restricted form and pursuant to the Company’s 2004 and 2005 Stock Option and Award Plans. These shares were issued at the fair market value price on the date of issuance and resulted in approximately $3,964,710 of non-cash consulting services expense.

Retired two notes payable with principal amounts of $100,000 and $50,000 payable to JPB Resources, Inc. by issuing 600,000 shares of the Company’s common stock valued at approximately $234,000.

Issued 6,675,789 shares of the Company’s common stock valued at $1,675,185 to retire principal due to investors whom participated in the Company’s $3.0 million convertible notes.

Cancelled 120,000 shares of its common stock, originally issued as compensation to the Company’s Chief Operating Officer, which were returned in exchange for $21,942 in cash.

Issued 273,910 shares of the Company’s common stock for warrants exercised.

Issued 222,222 shares of the Company’s common stock to an employee as a signing bonus valued at $100,000.

Settled certain litigation in the first quarter by issuing 120,000 shares of  the Company’s common stock valued at $50,400.

Issued  213,800 shares of the Company’s common stock to acquire a truck.

Invested in a joint venture by issuing 250,000 shares of its common stock valued at $125,000.  The joint venture is related to Earth, its biodiesel subsidiary.

Cancelled 350,000 shares of its common stock valued at $145,000 which were returned and originally were held as collateral for a loan to a related party,

9.  EXTRAORDINARY ITEM

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

10.  RELATED PARTY TRANSACTIONS

The Company entered into a management services agreement with DGMAC, LLC effective March 15, 2005. Under the terms of this agreement the Company is charged $40,000 monthly for services provided by Dennis McLaughlin, its Chief Executive Officer and Chairman of the Board.

The Company entered into a management services agreement with Johnny Flame Consulting, LLC effective March 15, 2005. Under the terms of the agreement the Company is charged $15,000 monthly for services provided by Christopher Chambers, its Corporate Secretary.  Effective October 16, 2006 Mr. Chambers became a full-time employee of the Company effectively terminating this management services agreement.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective November 12, 2004. Under the terms of this agreement the Company is charged $45,000 monthly for general administration, human resources, turnkey office and legal services.  This agreement is being renegotiated and it is anticipated that services will continue to be provided by MAC in the future.  Earth also receives similar services from MAC.  Payments by Earth for services rendered by MAC were $46,169 and $184,975 for the period of three and nine months ended September 30, 2006, respectively.

On January 17, 2005 the Company entered into a bill of sale and assignment agreement whereby it conveyed ownership of two generators and a gas plant, valued at approximately $500,000, to Sovereign Strategic Partners, Ltd. (“Sovereign”) in exchange for a promissory note in the amount of $495,000.  This note was secured by an Agreement of Pledge pursuant to which 20,000,000 shares of Blue Wireless and Data, Inc. (“Blue”) were contributed as collateral. Subsequently, the Company entered into a capital lease agreement with Sovereign whereby Sovereign leased the generators and gas plant to the Company. The Company subsequently assigned the Sovereign promissory note to MAC in exchange for 495,000 shares of convertible preferred stock of Blue. This convertible preferred stock was written off during the fourth quarter of 2005. Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman, serves as the Chairman of the Board of Blue.  Christopher Chambers, the Company’s Corporate Secretary and Director, served as the Corporate Secretary and Director of Blue until his resignation effective September 13, 2006.

During the first quarter of 2005, the Company issued 150,000 shares of its common stock valued at $222,000 to Blue to be pledged as collateral for an equipment loan for Blue. During the second quarter of 2005 an additional 681,818 shares of the Company’s common stock valued at $136,364 were issued directly to Blue’s vendor for additional collateral required on the equipment loan due to fluctuations in the Company’s stock price. During the first quarter of 2006, both issuances of the Company’s common stock were written off when the Company reached an agreement with the vendor to allow the vendor to liquidate the shares to satisfy an unpaid loan balance. During the second quarter of 2006, the Company agreed to forgive the debt associated with the issuances of the Company’s common stock in exchange for 5,000,000 shares of Blue. The Company now owns approximately 32% of Blue. Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman, serves as the Chairman of the Board of Blue.  Christopher Chambers, the Company’s Corporate Secretary and Director, served as the Corporate Secretary and Director of Blue until his resignation effective September 13, 2006.

During the fourth quarter of 2005, the Company issued 500,000 shares of its common stock valued at $145,000 to Mammoth Corporation to provide partial security for a loan in the amount of $125,000 the makers of which are Blue, TKM and Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman. During the second quarter of 2006, the 500,000 shares of the Company’s common stock were returned to the Company and subsequently cancelled upon repayment of the loan. Dennis McLaughlin, the Company’s Chief Executive Officer and Chairman serves as the Chairman of the Board of Blue and he is Director of TKM.  Christopher Chambers, the Company’s Corporate Secretary and Director, served as the Corporate Secretary and Director of Blue until his resignation effective September 13, 2006.

At December 31, 2005 the Company’s 59% owned subsidiary, Earth, had outstanding accounts payable to DGMAC, LLC for $81,479. Payments made to DGMAC, LLC by Earth were $100,000 and $234,500 for the period of three and nine months ended September 30, 2006, respectively.  DGMAC, LLC is a company operated by Dennis McLaughlin the Chairman and CEO of the Company and Earth. In addition, Earth had outstanding accounts payable and a note payable totaling $139,603 and $139,134, respectively, to Bruce Blackwell, a Director of Earth. Also Earth owed Peter Bell, the former owner of Distribution Drive and a current employee of Earth, a note payable of $96,033. As of June 30, 2006, these debts had been paid in full.

On August 11, 2006 the Company entered into an information services agreement with Blue.  Under terms of the agreement, Blue is to provide to the Company support services related to voice, internet and computer operations.  The charge for these services is $8,000 per month.  Payments made to Blue by Earth totaled $97,415 and $101,453 for the period of three and nine months ended September 30, 2006, respectively.

DGMAC, LLC is owed $75,000 by Apollo Drilling.   Earth owes $90,000 to Dennis McLaughlin the Chairman of the Board of the Company and Earth.  These amounts are unpaid at September 30, 2006.

Earth has notes receivable of $302,311 and $471,041, respectively, due from MAC Partners and Blue at September 30, 2006.

11.  SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company paid cash for interest in the amounts of $305,864 and $137,190 for the periods of three and nine months ended September 30, 2006, respectively.  There has been no cash paid for income taxes in either period.

Significant non-cash transactions are summarized as follows:

	For the Period of Nine Months Ended
	September 30, 2006	September 30, 2005
Common stock issued to acquire assets	$113,305	$—
Common stock issued in acquisition of subsidiary	$—	$4,000,000
Common stock issued for investment in joint ventures	$125,000	$4,410,800
Cashless exercise of stock warrants	$99,996	$1,507,201
Other non-cash common stock issuances	$—	$224,000

12.  SEGMENT INFORMATION

In 2006, the Company operates four business segments. Apollo Production and Operating, Inc. is the holding company that contains the Company’s oil and gas production operations and pipeline gas transmission operations.  Apollo Drilling is the holding company which contains the oil and gas drilling operations.  Apollo Alternative Fuels, LLC is the holding company which contains the Company’s biodiesel production and distribution operations. Apollo LNG, Inc. is the holding company which contains the Company’s LNG production, distribution and marketing operations.

Certain segment data is included in the table below.  The LNG and Oil and Gas Drilling segment are not presented for the three and nine month periods ended September 30, 2005 since there was no revenue, operations or assets related to these segments at that time.

	Period of Three Months Ended September 30,
	2006				2005
	Production and	Oil and Gas	Alternative		Production and	Alternative
	Operating	Drilling	Fuels	LNG	Operating	Fuels

Revenue	$1,563,391	—	$10,302,461	$6,295,642	$9,023	$80,960
Operating loss	$(6,027,966)	$(646,365)	$(12,707,728)	$(1,503,969)	$(8,944,627)	$(45,740)
Long-lived assets	$17,104,480	$1,725,994	$15,090,606	$10,653,846	$5,293,446	$37,843

	Period of Nine Months Ended September 30,
	2006				2005
	Production and	Oil and Gas	Alternative		Production and	Alternative
	Operating	Drilling	Fuels	LNG	Operating	Fuels

Revenue	$3,507,055	—	$15,096,503	$19,124,765	$199,381	$80,960
Operating loss	$(13,696,271)	$(1,332,328)	$(28,904,063)	$(4,434,395)	$(11,434,893)	$(54,625)
Long-lived assets	$17,104,480	$1,725,994	$15,090,606	$10,653,846	$5,293,446	$37,843

13.  SUBSEQUENT EVENTS

In October, 2006 the Company completed a $5,000,000 financing to provide capital for a 12 well drilling program in South Texas.  The financing cost is prime plus 2 points.  Under terms of the financing, Apollo will enter into a participation agreement with the investor which gives the investor a 2.5% revenue interest along with certain other rights.

Effective November 10, 2006, Apollo Drilling, Inc., a majority-owned subsidiary of the Company entered into a Drilling Services Agreement (“Agreement”) with Mex Tex Operating Company (“Mex Tex”).  The Agreement calls for the Company to contract its first drilling rig and workover equipment to Mex Tex for a term of two years at a standard day rate of $15,000 per day. The rig is initially being utilized by Mex Tex for a drilling program in Sutton County, Texas and recently completed three commercial gas wells for Mex Tex pursuant to an interim short-term day-rate contract. The Agreement also contains customary provisions for drilling services arrangements, including provisions regarding the performance standards, insurance obligations, confidentiality requirements, provisions for changes in the services and indemnities.

Subsequent to September 30, 2006 Earth renegotiated the securities purchase agreement originally entered into on July 24, 2006. The conversion features and warrant exercise prices were amended to reflect more marketable rates.  As such, any derivative issues and re-measurement of beneficial conversion features will be properly reflected in subsequent periods. The new terms significantly impact the conversion features and related debt discounts. See Note 6. Notes Payable (3) of the Company’s Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company derives its revenue primarily from monthly oil and natural gas production sales and sales of biodiesel fuel and LNG. During the first quarter of 2005, the Company started its alternative fuels business segment designed to complement the growing need for alternative energy sources versus the increasing demand of traditional oil and natural gas energy sources. In December of 2005, the Company added an oil and gas production company and businesses related to the production and sale of LNG. The Company also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005

This discussion combines the comparison of the results of operations for the period of three months and nine months ended September 30, 2006, respectively, since the reasons for changes in the revenue and expenses are very similar for both periods.

Revenue and Gross Profit (Loss)

A summary of revenue and gross profit/(loss) for the three and nine month periods ended September 30, 2006 and 2005 follows (note that the oil and gas drilling segment is not listed due to the fact that this segment had no revenue for the three and nine month periods ended September 30, 2005 and 2006.  The LNG segment is not shown for 2005 since this business was not acquired until the fourth quarter of 2005.):

	Period of Three Months Ended September 30,
	2006				2005
		Production and	Alternative			Production and	Alternative
	Consolidated	Operating	Fuels	LNG	Consolidated	Operating	Fuels

Revenue	$18,161,494	$1,563,391	$10,302,461	$6,295,642	$89,983	$9,023	$80,960
Cost of Sales	$19,308,521	$3,204,137	$9,862,837	$6,241,547	$332,910	$253,741	$79,169

Gross Profit/(Loss)	$(1,147,027)	$(1,640,746)	$439,624	$54,095	$(242,927)	$(244,718)	$1,791

	Period of Nine Months Ended September 30,
	2006				2005
		Production and	Alternative			Production and	Alternative
	Consolidated	Operating	Fuels	LNG	Consolidated	Operating	Fuels

Revenue	$37,728,323	$3,507,055	$15,096,503	$19,124,765	$280,341	$199,381	$80,960
Cost of Sales	$41,059,138	$7,552,136	$14,249,523	$19,257,479	$585,842	$506,673	$79,169

Gross Profit/(Loss)	$(3,330,815)	$(4,045,081)	$846,980	$(132,714)	$(305,501)	$(307,292)	$1,791

The change in revenue and cost of sales in all segments is due to acquisitions made in the third and fourth quarters of 2005.  For this reason, the operations discussion will focus more on the analysis of the current year than the comparison with the prior year, since the comparison with the prior year is not very meaningful.

For the three months ended September 30, 2006, the Company had a gross profit in the production and operating segment before the charge for depletion and depreciation of $1,830,671.  The gross profit is before depletion and depreciation can be attributed to the fact that the refurbishment costs in this quarter were less than in the first half of the year.  This segment has also benefited from the increase in oil and gas prices experienced in the quarter.  The alternative fuels segment had a gross profit due to the energy production credits of $919,809 earned in the quarter.  The LNG business operates on a very tight margin.  The gross profit realized in the third quarter was .86% of sales.  This gross profit represents the realization of efficiency improvements made in the LNG plant in the first half of the year.

For the nine months ended September 30, 2006, the production and operating segment had a gross loss.  Even before the depreciation and depletion charge of $3,788,972 the results were a gross loss of $246,464, which is 7% of sales.  This can be attributed to the expenses incurred in the first half of 2005 to refurbish wells.  As with the quarter ended September 30, 2006, the gross profit is directly the result of the energy production credits earned.  For the nine months ended September 30, 2006 these credits amounted to $1,817,961. The LNG business incurred a gross loss.  The gross loss as a percent of sales was .69%.  This gross loss for the nine months is due to losses from earlier in the year when the Company incurred costs to improve plant efficiencies.

Selling, General and Administrative Expenses and Other (income) and Expense

A summary of consolidated selling, general and administrative expenses and other (income) and expense for the three and nine month periods ended September 30, 2006 and 2005 follows:

	Period of Three Months		Period of Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Selling, General and Administrative	$19,739,001	$8,813,088	$45,036,242	$13,336,102
Other expense/(income)	$16,107,273	$(65,648)	$15,068,180	$30,601

The above table shows that as the Company has grown it has incurred more expense in the above two areas.  A more detailed comparison of the expenses follows:

	Period of Three Months Ended September 30,
	2006					2005
		Production	Oil and				Production
		and	Gas	Alternative			and	Alternative
	Corporate	Operating	Drilling	Fuels	LNG	Corporate	Operating	Fuels

Selling, General and Administrative	$3,830,605	$564,792	$638,170	$13,147,370	$1,558,064	$8,634,233	$103,729	$75,126
Other expense/ (income)	$32,604,724	$67,183	$28,750	$(16,131,585)	$(461,799)	$176,529	—	$(242,177)

	Period of Nine Months Ended September 30,
	2006					2005
		Production	Oil and				Production
		and	Gas	Alternative			and	Alternative
	Corporate	Operating	Drilling	Fuels	LNG	Corporate	Operating	Fuels

Selling, General and Administrative	$8,622,262	$1,038,573	$1,322,683	$29,751,043	$4,301,681	$12,942,323	$318,653	$75,126
Other expense/ (income)	$28,658,853	$(492,884)	$31,809	$(12,926,065)	$(203,533)	$274,254	$(1,476)	$(242,177)

Note—The Oil and Gas Drilling and LNG businesses are not shown for 2005 since they were not part of the Company’s operations.

As compared to 2005, the selling, general and administrative expenses are much higher.  This is due to the rapid growth of the Company.  Consolidated selling, general and administrative expenses were $19,739,013 and $45,036,242 for the period of three months and nine months ended September 30, 2006, respectively.  In both periods the largest components were personnel costs, professional fees and consultants.  A large portion of the expenses incurred have been the result of issuances of common stock and not payment in cash.  Non-cash expenses were $6,730,717 and $21,573,160 for the three and nine month periods ended September 30, 2006, respectively.  The personnel costs have increased due to the need for more employees as the Company grows.  Professional fees and consultants have increased due to the need of the expertise to support the growth of the Company.

The other income and expense is chiefly made up of minority interest, financing and interest costs.  One of the Company’s majority-owned subsidiaries, Earth, realized a significant equity increase as the result of renegotiation of its convertible debt.  This increase in equity resulted in the Company recording an increase in minority interest of $28,543,004 and $22,282,615 for the periods of three and nine months ended September 30, 2006, respectively.  The Company has used convertible debt to a great extent to finance its growth.  In connection with this debt the Company has incurred financing costs related to derivatives in addition to interest expense.

Liquidity and Capital Resources

Cash used in operating activities was $29,611,921 in the first nine months of 2006 compared to $3,939,277 for the same period in 2005. The increase is primarily related to the increase in net loss (after removing non-cash expenses) experienced by the Company in the first nine months of 2006.

Net cash used in investing activities was $43,394,547 in the first nine months of 2006 compared to cash used in investing activities of $143,027 in 2005. This increase in the use of cash reflects $27.0 million  paid for investments in joint ventures related to biodiesel and ethanol plants.  In addition, the Company purchased $15.6 million of property, plant and equipment primarily related to improvements to its LNG plant, biodiesel plant, and machinery and equipment related to drilling rig equipment and oil and gas production equipment.

In order to fund operations and capital acquisitions, cash was provided by financing activities of the Company.  The cash provided from financing activities was $71,608,370 in the first nine months of 2006 compared to $4,059,450  in 2005. This increase reflects increased proceeds (net of repayments) from convertible debt instruments and other debt totaling $63,845,413, and sales of common stock totaling $10,979,623.

During the period ending September 30, 2006, the Company recorded a net loss of $63.4 million. Since the Company completed its initial acquisition of BC&D on October 28, 2004, the Company has accumulated losses of  $91.8 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas production, gas pipeline transmission operations and its biodiesel and LNG sales and production. The following addresses the Company’s efforts regarding its recent acquisitions and financings.

Acquisitions

During the fourth quarter of fiscal 2004 the Company completed the acquisition of BC&D. The acquisition of BC&D marked the initial entrance of the Company into the oil and natural gas production business. During the first quarter of fiscal 2005, the Company completed the acquisition of OGC. The OGC acquisition added a pipeline network to the Company’s assets enabling the Company to diversify into the oil and gas transmission business. In addition, in December of 2005, the Company acquired another oil and gas production company, Mountain States, which added approximately 50 oil and gas wells to the Company’s operations. Also in December of 2005, the Company acquired businesses specializing in LNG sales and production. The Company believes these acquisitions will be a major part of establishing future financial stability. The Mountain States and LNG company acquisitions have produced revenue in excess on $20 million over the preceding two fiscal years.

The Company has acquired an interest in Earth. Earth produces and distributed biodiesel fuel. Earth’s assets consist primarily of a biodiesel refinery and refueling station. In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, the Company has pursued a strategy of developing renewable forms of energy, such as bio diesel.  Consequently, on February 25, 2005 the Company acquired a 50% interest in Earth, a Mississippi-based company and on August 19, 2005, acquired an additional 30% ownership interest. On September 13, 2005, the Company executed a share exchange with Meadows Springs, Inc. whereby the Company contributed its 80% interest in

Earth in exchange for 21,000,000 shares of the common stock of Meadows Springs. As a consequence of the share exchange the Company maintained a controlling interest in Meadows Springs of approximately 89% and Earth remains an indirect subsidiary of the Company. As of September 30, 2006, the Company owned 129,381,182 shares of common stock of Earth Biofuels representing a 59.22% majority ownership.

In addition, on May 12, 2006 the Company entered into a Securities Purchase Agreement with Siam Imports, Inc. (“Siam”) whereby the Company sold its wholly-owned subsidiary Apollo Drilling Company, LLC (“Apollo Drilling”) to Siam in exchange for 13,700,000 shares of common stock of Siam. As a consequence of the Securities Purchase Agreement the Company maintained a controlling interest in Siam of approximately 91.70% and Apollo Drilling remains an indirect subsidiary of the Company. As of September 30, 2006, the Company owned 19,900,000 shares of common stock of Siam representing an 82.06% majority ownership.

Financings

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

On July 21, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor whereby the Company received $8,000,000 before payment of commissions and expenses, in exchange for $8,000,000 notes (the “Notes”), bearing interest at 7% and maturing on May 31, 2011.The Notes are exchangeable at a price of $1.00 per share company-owned into shares of common stock of Earth, a majority owned subsidiary of the Company, at a price of $1.00 per share. This agreement contains a detachable and separate right to an option to purchase, from the Company, an additional 8,000,000 shares of common stock of Earth owned by the Company.

On July 25, 2006, the Company entered into a Securities Purchase Agreement with an accredited investor relating to the sale and issuance of 13,157,895 shares of common stock of the Company, par value $.001 per share (the “Common Stock”) at $0.38 per share for gross proceeds of approximately $5,000,000 before payment of commissions and expenses. The Company also issued a five-year warrant exercisable into 16,447,369 shares of its common stock at an exercise price of $0.38 per share, subject to adjustment in certain circumstances. The warrants include a cashless exercise feature under certain circumstances when there is not an effective registration statement available for the resale of the shares of the Company’s common stock issuable upon exercise of the Warrants.

On November 1, 2006 the Company completed a $5,000,000 financing to provide capital for a 12 well drilling program in South Texas.  The financing cost is prime plus 2 points.  Under terms of the financing, Apollo will enter into a participation agreement with the investor which gives the investor a 2.5% revenue interest along with certain other rights.

Effective November 10, 2006, Apollo Drilling, Inc., a majority-owned subsidiary of the Company entered into a Drilling Services Agreement (“Agreement”) with Mex Tex Operating Company (“Mex Tex”).  The Agreement calls for the Company to contract its first drilling rig and workover equipment to Mex Tex for a term of two years at a standard day rate of $15,000 per day. The rig is initially being utilized by Mex Tex for a drilling program in Sutton County, Texas and recently completed three commercial gas wells for Mex Tex pursuant to an interim short-term day-rate contract. The Agreement also contains customary provisions for drilling services arrangements, including provisions regarding the performance standards, insurance obligations, confidentiality requirements, provisions for changes in the services and indemnities.

The Company’s biodiesel subsidiary, Earth, has been able to raise approximately $24.2 million over the first half of 2006. $17.5 million relates to convertible debt, and $6.7 million relates to sales from the issuance of Earth’s common stock. This capital will be used to for the acquisition of an ethanol plant, two biodiesel production facilities and for other general corporate purposes, including working capital to support growth and capital expenditures associated with new project development.

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

On July 21, 2006, the Company entered into a securities purchase agreement with Greenwich Power, Ltd whereby the Company received $8,000,000 before payment of commissions and expenses, in exchange for $8,000,000 notes (the “Notes”), bearing interest at 7% and maturing on May 31, 2011.  The Notes are exchangeable at a price of $1.00 per share into company-owned shares of common stock of Earth at a price of $1.00 per share. This agreement contains a detachable and separate right to an option to purchase, from the Company, an additional 8,000,000 shares of common stock of Earth owned by the Company.

The Company has also continued to raise capital through a variety of private securities offerings of its common stock. During the first nine months of 2006, the Company and its subsidiary, Earth, have been able to raise $10.4 million through private equity sales to accredited investors.

Management believes these recent financings greatly enhance its ability to execute its business plan and mitigate its risk of continuing as a going concern.

Management is focusing on expanding and improving its oil and natural gas production operations and continuing to develop its biodiesel and LNG production and sales through acquisition, organic growth and funding via collateralized loans, private placement offerings and convertible debt instruments. The Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. The Company’s has completed recent financings, described above, to help fund its working capital needs. As of September 30, 2006, the Company continued to seek other financing from private placements, convertible debt instruments and other acquisitions to expand its opportunities in the areas of oil and gas production, oil and gas transmission and biodiesel and LNG production and sales. The Company has implemented cost saving measures, primarily in its oil and gas operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which the Company currently operates.  The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Off-Balance Sheet Arrangements

At September 30, 2006 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

•                                          limit the Company’s ability to fund future working capital and other general corporate requirements; and,

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company

Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

H.C. Wainwright & Co., Inc. (“HCW”) commenced an arbitration against Earth on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright Earth’s placement agent for a limited time for the sale of Earth’s securities.  H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs.  Earth filed an answering statement on August 25, 2006, and denied that it was liable to HCW for breach of contract.  Among other things, Earth asserts that any agreement was terminated prior to any alleged breach, HCW failed to perform as promised, and HCW made material misrepresentations of fact to induce the Company in to the alleged agreement. The arbitration proceeding is at an early stage and no discovery has been taken or dates established.  Earth intends to vigorously defend this claim.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3.        Defaults upon Senior Securities — None

Item 4.        Submission of Matters to a Vote of Security Holders — None

Item 5.        Other Information — None

Item 6.        Exhibits and Reports on Form 8-K

Reports on Form 8-K.

Date of Filing	Subject

July 27, 2006	Announcement that the Company had entered into a Securities Purchase Agreement with an accredited investor.
September 29, 2006	Resignation of Mr. Wayne McPherson as Director and Chief Operating Officer.

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of November, 2006.

Apollo Resources International, Inc.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer